Form 10-Q
period 1999-03-31
GOLDEN NORTHWEST ALUMINUM INC; NORTHWEST ALUMINUM SPECIALTIES INC; NORTHWEST ALUMINUM CO; NORTHWEST ALUMINUM TECHNOLOGIES LLC; GOLDENDALE HOLDING CO; GOLDENDALE ALUMINUM CO
filed 1999-05-18
CIK 1079177, 1079176, 1079178, 1079191, 1079192, 1079194

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to
                                    -------------------    ---------------

                        Commission file number 333-72245
                                               ---------

                         GOLDEN NORTHWEST ALUMINUM, INC.
             (Exact name of registrant as specified in its charter)


            Oregon                                             93-1249606
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


                             3313 West Second Street
                            The Dalles, Oregon 97058
                            -------------------------
               (Address of principal executive offices) (Zip Code)


                                 (541) 296-6161
                                 --------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES        NO   X
    -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             CLASS                                OUTSTANDING AT March 31, 1999
             -----                                -----------------------------
          Common Stock                                         1,000

This quarterly report on Form 10-Q also constitutes a quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the following subsidiaries of Golden Northwest Aluminum, Inc.:


                                                                            State of             I.R.S.
                                                    Commission              incorporation        Employer
                                                    file                    or                   Identification
Company                                             number                  organization         Number
-------                                             ----------              -------------        --------------
Goldendale Holding Company                          333-72245-04            Delaware             91-1785763
Goldendale Aluminum Company                         333-72245-05            Delaware             91-1380241
Northwest Aluminum Company                          333-72245-02            Oregon               93-0905834
Northwest Aluminum Specialties, Inc.                333-72245-01            Oregon               93-1019176
Northwest Aluminum Technologies, LLC                333-72245-03            Washington           93-1196863

The address of principal executive offices for each of these entities is 3313 West Second Street, The Dalles, Oregon 97058 and their telephone number is
(541) 296-6161.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                                                           December 31,          March 31,
                                                                               1998                1999
                                                                           -----------          -----------
                                                                                                (unaudited)
                                                                                    (in thousands)
Current assets:

Cash and cash equivalents..............................................    $    37,633          $    12,678
Trade accounts receivable, less allowance
   for doubtful accounts of $1,000.....................................         47,264               41,947
   Current portion of receivable due from related company..............          2,126                1,675
Inventories............................................................         55,083               60,895
Prepaid expenses.......................................................            786                  934
Deferred income taxes..................................................          1,494                1,495
                                                                           -----------          -----------
         Total current assets..........................................        144,386               19,624
                                                                           -----------          -----------
Property, plant and equipment, net.....................................        117,761              122,011
    Power project assets held for sale.................................            543                  543
Goodwill, net of accumulated amortization of $12,531 and $13,717.......         88,140               86,953
Advances to shareholder................................................          2,000                2,000
Receivable due from related company, less current portion..............          2,826                2,647
Other assets, net......................................................         10,472                8,935
                                                                           -----------          -----------
                                                                           $   366,128          $   342,713
                                                                           ===========          ===========

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
     Current portion of long-term debt.................................    $         -          $         -
     Trade accounts payable............................................         41,035               41,150
     Accrued expenses..................................................         19,598                4,109
     Income taxes payable..............................................          5,361                3,447
                                                                           -----------          -----------
              Total current liabilities................................         65,994               48,706
                                                                           -----------          -----------
     Long-term debt, less current portion..............................        170,000              170,000
     Deferred income taxes.............................................          9,965                9,966
     Deferred compensation.............................................          1,734                1,651
     Other long-term liabilities.......................................          1,741                1,762
     Dividends payable.................................................          9,515               10,428
                                                                           -----------          -----------
              Total liabilities........................................        258,949              242,513
                                                                           -----------          -----------

Commitments and Contingencies

Preferred stock of subsidiary..........................................         29,663               29,663

Shareholder's Equity:..................................................
        Common stock, $0.10 par value; 350,000 shares authorized;
        1,000 shares issued and outstanding............................              -                    -
     Additional paid-in capital........................................         65,504               65,504
     Retained earnings.................................................         12,012                5,033
                                                                           -----------          -----------
              Total shareholder's equity...............................         77,516               70,537
                                                                           -----------          -----------
                                                                           $   366,128          $   342,713
                                                                           ===========          ===========

       The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                                                Three Months Ended March 31,
                                                                           -----------------------------------

                                                                                     1998                 1999
                                                                           --------------       --------------
                                                                           (in thousands, except per share data)
Revenues...............................................................    $      128,716       $      102,841
Cost of revenues.......................................................           115,475              101,557
                                                                           --------------       --------------
Gross margin...........................................................            13,241                1,284
General and administrative expenses....................................             4,194                3,672
Operating income (loss)................................................             9,047               (2,388)
                                                                           --------------       --------------
Other income (expense):
   Interest expense....................................................           (3,662)               (5,920)
   Other income, net...................................................                9                   327
Net other expense......................................................           (3,653)               (5,593)
                                                                           --------------       --------------
Income (loss) before income taxes......................................             5,394               (7,981)
Income tax expense (benefit)...........................................             2,106               (1,914)
Net income (loss)......................................................    $        3,288       $       (6,067)
                                                                           ==============       ==============

Net income (loss)......................................................    $        3,288       $       (6,067)
Dividends accrued on preferred stock of subsidiary.....................              (912)                (912)
Net income (loss) available to common shareholder......................    $        2,376       $       (6,979)
                                                                           ==============       ==============
Earnings (loss) per share - basic and diluted:

Net income (loss) available to common shareholder......................    $        2,376       $       (6,979)
                                                                           --------------       --------------
Net income (loss) per share of common stock............................    $        2,376       $       (6,979)
                                                                           ==============       ==============

Weighted average shares of common stock outstanding....................             1,000                1,000
                                                                           ==============       ==============


       The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents


                                                                                     Three Months Ended March 31,
                                                                                 -------------------------------------

                                                                                      1998                   1999
                                                                                ---------------        ---------------
                                                                                            (in thousands)
Cash flows from operating activities:
   Net income (loss)........................................................    $         3,288        $        (6,067)
     Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
     Depreciation and amortization..........................................              3,251                  4,597
     Deferred income taxes..................................................                524                      -
       Change in assets and liabilities, net of effect of acquisition:
         Trade accounts receivable..........................................                851                  5,317
         Inventories........................................................             (7,085)                (5,812)
         Prepaid expenses...................................................               (486)                  (148)
         Other assets.......................................................               (372)                 2,014
         Trade accounts payable.............................................             (8,561)                   115
         Accrued expenses...................................................             (3,974)                 1,181
         Intercompany payable...............................................                  -                (16,670)
         Income taxes payable...............................................              5,495                 (1,914)
         Other liabilities..................................................                 21                     22
   Net cash used in operating activities....................................             (7,048)               (17,365)
                                                                                ---------------        ---------------
Cash flows from investing activities:
   Acquisition of property, plant and equipment.............................             (3,131)                (7,398)
      Payments from related company.........................................                  -                    179
   Net cash used in investing activities....................................             (3,131)                (7,219)
                                                                                ---------------        ---------------
Cash flows from financing activities:
   Borrowings under revolving credit facilities.............................             91,551                 31,733
   Repayments under revolving credit facilities.............................            (79,023)               (28,625)
   Principal repayments of term loan facilities.............................             (3,375)               (17,472)
   Borrowings from parent...................................................                  -                 14,364
   Deferred finance costs...................................................                  -                   (288)
   Principal payments on deferred compensation notes........................               (225)                   (83)
Net cash provided by (used in) financing activities.........................              8,928                   (371)
                                                                                --------------         ---------------
Net decrease in cash and cash equivalents...................................             (1,251)               (24,955)
Cash and cash equivalents, beginning of quarter.............................              1,251                 37,633
                                                                                ---------------        ---------------
Cash and cash equivalents, end of quarter...................................    $            --        $        12,678
                                                                                ===============        ===============
Supplemental Disclosures of Cash Flow Information (See Note 8)


   The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

           (Dollars in thousands, except prices and per share amounts)


1.   Basis of Presentation

     The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

     The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's consolidated financial position and results of operations.

     Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

2.   Operations and Principles of Consolidation

     The operations of Golden Northwest Aluminum, Inc. ("Golden" or the "Company") consist primarily of the smelting of alumina to aluminum under tolling arrangements with alumina suppliers, processing of aluminum into primary products, and the sale of those products. The operations are located in the Pacific Northwest on the Columbia River.

     The Company was incorporated in the state of Oregon on June 3, 1998 for the purposes of becoming the holding company of Northwest Aluminum Company and Northwest Aluminum Specialties, Inc. (collectively "Northwest"), Northwest Aluminum Technologies, LLC ("Technologies"), and Goldendale Holding Company and its wholly owned subsidiary, Goldendale Aluminum Company (collectively "Goldendale"). The sole shareholder of the Company also owned all of the outstanding shares of common stock of Northwest and Goldendale and all of the membership interests in Technologies. On December 18, 1998, the sole shareholder of Golden

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

           (Dollars in thousands, except prices and per share amounts)


contributed all of the issued and outstanding shares of common stock of Goldendale and Northwest and 100% of his membership interest in Technologies to the Company. The transaction was accounted for as a merger of entities under common control in a manner similar to a pooling of interests. Accordingly, the financial statements give retroactive effect to this transaction.

     The Company, Technologies and Goldendale report on a December 31 fiscal year basis; Northwest reports on a September 30 fiscal year basis. Included in accrued expenses at March 31, 1999 is $(16,039) and at December 31, 1998 is $418, representing the portion of intercompany advances which do not eliminate due to the differing year ends. All other significant intercompany accounts and transactions have been eliminated.

3.   Effect of Recently Issued Accounting Standards

     In February 1999 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 135 ("SFAS No.135"), Rescission of Financial Accounting Standards Board No. 75 ("SFAS No. 75") and Technical Corrections. SFAS No.135 rescinds SFAS No. 75 and amends Statement of Financial Accounting Standards Board No. 35. SFAS No. 135 also amends other existing authoritative literature to make various technical corrections, clarify meanings, or describe applicability under changed conditions. SFAS No. 135 is effective for financial statements issued for fiscal years ending after February 15, 1999. The Company believes that the adoption of SFAS No. 135 will not have a significant effect on its financial statements.

4.   Inventories

     Inventories consist of the following:

                                                            December 31,       March 31,
                                                               1998             1999
                                                         ----------------   ------------
Purchased metals and tolling in process................  $        33,047    $     39,522
    Supplies and alloys ...............................           12,558          12,221
     Carbon plant materials............................            5,793           5,559
     Alumina...........................................            3,685           3,593
                                                         ---------------    ------------
                                                         $        55,083    $     60,895
                                                         ===============    ============

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

           (Dollars in thousands, except prices and per share amounts)


5.   Long-term Debt

     Long-term debt consists of the following:

                                                             December 31,      March 31,
                                                                1998             1999
                                                           --------------    -------------
First mortgage notes....................................  $       150,000    $     150,000
Subordinated credit agreement...........................           20,000           20,000
Revolving Credit Facilities ............................                -                -
                                                           --------------     ------------
Long-term debt..........................................          170,000          170,000
Less current portion....................................                -                -
                                                           --------------     ------------
    Long-term debt less current portion.................  $       170,000    $     170,000
                                                           ==============     ============

     In December 1998, the Company issued $150 million of 12% first mortgage notes due on December 15, 2006. Interest is payable semi-annually on June 15 and December 15, commencing June 15, 1999. Payment of the notes is guaranteed by all of the Company's subsidiaries. The debt is collateralized by substantially all of the real property, plant and equipment of the Company's subsidiaries and by a pledge of all of the issued and outstanding capital stock of the Company's subsidiaries. On or after December 15, 2002 the notes are redeemable at the option of the Company at specified redemption prices. There are no sinking fund requirements. The indenture limits principal payments on subordinated debt, dividends or shareholder distributions, and investments in subsidiaries.

     In connection with the issuance of the notes, each of the Company's direct and indirect wholly-owned subsidiaries has jointly and severally guaranteed the notes on a full and unconditional basis. The subsidiary guarantors are wholly owned subsidiaries of the Company and constitute all of the Company's direct and indirect subsidiaries.

     The Company is a holding company with no independent operations or assets other than those relating to its investments in its subsidiaries. Separate financial statements of the subsidiary guarantors are not included because the guarantees are full and unconditional, the subsidiary guarantors are jointly and severally liable and the separate financial statements and other disclosures concerning the subsidiary guarantors are not deemed material to investors by management of the Company. No restrictions exist on the ability of the subsidiary guarantors to make distributions to the Company, except, however, the obligations of each guarantor under its guarantee are limited to the maximum amount as will result in obligations of such guarantor under its guarantee not constituting a fraudulent conveyance or fraudulent transfer for purposes of bankruptcy law, the Uniform Fraudulent Conveyance Act, the Uniform Fraudulent Transfer Act or any similar Federal or state law (e.g. adequate capital to pay dividends under corporate laws).

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

           (Dollars in thousands, except prices and per share amounts)


     In December 1998, the Company entered into a $75 million bank revolving credit facility, collateralized by inventory, accounts receivable and related intangibles, including a security interest in the Company's tolling agreements, which mature on December 20, 2003. As specified in the credit agreement, borrowings under the credit facility bear interest at a floating base rate plus from 0.50% to 1.00% or the LIBOR rate plus from 2.00% to 2.50%. The additional margin is dependent upon the consolidated ratio of earnings before interest, income taxes, depreciation and amortization to interest expense. The credit facility provides for the payment of a commitment fee of 0.50% per annum based on the unused portion of the credit facility. The credit agreement contains restrictive covenants, including a minimum net worth requirement, a minimum excess availability requirement and limitations on capital expenditures, dividends, additional indebtedness, mergers and other business combinations, assets sales, encumbrances, investments and transactions with affiliates. The Company was in compliance with these covenants at March 31, 1999. There were no amounts outstanding under this credit facility at December 31, 1998 and March 31, 1999.

     Also in December 1998, the Company entered into a subordinated credit agreement with Norsk Hydro USA, Inc. pursuant to which $20 million was advanced. The debt bears interest at LIBOR plus two percent (7.13% at December 31, 1998) and is due in December 2005. The debt is secured by a second lien and a pledge on the collateral securing the first mortgage notes and is guaranteed by the Company's subsidiaries. Except for the collateral security, the guarantees by the Company's subsidiaries are subordinate to the indebtedness under the bank revolving credit facility. The credit agreement provides for additional borrowings of $10 million on or prior to December 31, 2001.

     On January 25, 1999 the Company terminated at no cost its existing interest rate swap agreements and entered into a new swap agreement that expires in 2003. The fixed interest rate paid on the new swap is 6.4% and covers $20 million of notional principal amount of floating rate (LIBOR) indebtedness of the Company.

6.   Commitments and Contingencies

     The Company, in the regular course of business, is involved in investigations and claims by various regulatory agencies. The Company is also engaged in various legal proceedings incidental to its normal business activities. The Company's management does not believe that the ultimate resolution of these investigations, claims and legal proceedings will have a material effect on its financial position, results of operations or cash flows.

     As of both December 31, 1998 and March 31, 1999, the Company had a liability of approximately $1,741 for estimated environmental remediation activities

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

           (Dollars in thousands, except prices and per share amounts)


at Goldendale's facility. The Company's estimate of this liability is based on a remediation study conducted by independent engineering consultants. The total cost of remediation is estimated at $2.5 million; however, under a court decree the Company is only responsible for 57% of the total. The remaining cost is the responsibility of prior owners. No accrual has been provided for the Northwest facility as the Company is unaware of any current condition which would give rise to remedial action.

     The Company has entered into various agreements for the purchase of power and aluminum. Future estimated minimum payments under these noncancelable agreements are as follows


Year Ending December 31,                                          Amount
------------------------------------------------------------   -------------

1999                                                           $     177,677
2000                                                                  83,887
2001                                                                  68,699

7.   Income Taxes

     The Internal Revenue Service ("IRS") has audited the Company's income tax returns and has proposed to change the Company's method of accounting for certain expenditures that were deducted when incurred. The IRS has proposed to capitalize and depreciate these expenditures over an estimated useful life. The Company is currently appealing the proposed change in accounting method initiated by the IRS and believes it has various meritorious defenses. However, at March 31, 1999, the Company has recorded a liability associated with the proposed change in accounting method that is effective for all tax years subsequent to 1989, of approximately $11.5 million, which includes interest of $4.0 million. The sole shareholder of the Company will also incur additional taxes and interest associated with this proposed change. It is the Company's intention to reimburse the shareholder for any such amounts, in the form of a dividend. The Company estimates that this dividend distribution will range from $2.7 to $5.3 million. Because the Company has recorded a liability associated with the proposed change, ultimate resolution is not expected to have a material impact on the Company's results of operations. The Company intends to use funds available under its current financing arrangements and funds generated from operations to pay any amounts ultimately assessed.

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

           (Dollars in thousands, except prices and per share amounts)


8.   Supplemental Disclosures of Cash Flow Information

     Supplemental disclosures of cash flow information is as follows:


                                                                  Three Months Ended March 31,
                                                               --------------------------------
                                                                   1998               1999
                                                               -------------      -------------
Cash paid during the period for:
  Interest.................................................    $       2,280      $       2,139
  Income taxes.............................................               --                 --

  Non-cash investing and financing activities:

    Dividends accrued on preferred stock...................              912                912


9. Northwest Aluminum Company and Northwest Aluminum Specialties, Inc. and Goldendale Holding Company and Subsidiary

     Financial statements and financial statement schedules for Northwest Aluminum Company and Northwest Aluminum Specialties, Inc. and Goldendale Holding Company and its subsidiary have been omitted because the 12% first mortgage notes issued by the Company and registered under the Securities Act of 1933, of which the subsidiaries are guarantors (thus subjecting them to the reporting requirements under Section 13 or 15(d) of the Securities Exchange Act of 1934), are fully and unconditionally guaranteed by the subsidiaries. Financial information relating to these companies is presented herein in accordance with Staff Accounting Bulletin 53 as an addition to the footnotes to the financial statements of Golden Northwest Aluminum, Inc. Summarized financial information is as follows:

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

           (Dollars in thousands, except prices and per share amounts)


     Northwest Aluminum Company and Northwest Aluminum Specialties, Inc.

                                                           Three Months Ended
                                                             December 31,
                                                     -----------------------------
                                                         1997             1998
                                                     -------------    ------------
Condensed Statement of Operations
   Revenues:
     Customers.....................................  $      79,967    $     66,472
     Parent and related companies..................            104              44
                                                     -------------    ------------
                                                            75,333          66,516
   Cost of revenues................................         75,264          62,205
   General and administrative expenses.............          1,869           1,668
                                                     -------------    ------------
   Operating income................................          2,869           2,643
   Net other income (expense)......................         (1,903)         (1,948)
   Net income .....................................  $         966    $        695
                                                     =============    ============

Condensed Balance Sheet
   Current assets..................................  $      95,723    $     73,896
   Non-current assets..............................         44,689          42,947
     Total assets..................................  $     140,412    $    116,843
                                                     =============    ============

   Current liabilities.............................  $      42,386    $     32,876
   Non-current liabilities.........................         77,063          66,856
   Shareholder's equity............................         20,963          17,111
                                                     -------------    ------------
     Total liabilities and shareholder's equity....  $     140,412    $    116,843
                                                     =============    ============

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

           (Dollars in thousands, except prices and per share amounts)


     Goldendale Holding Company and Subsidiary

                                                          Three Months Ended
                                                               March 31,
                                                     -----------------------------
                                                         1998             1999
                                                     -------------    ------------
Condensed Statement of Operations
    Revenues:
     Customers.....................................  $      48,749    $     36,369
     Parent and related companies..................              -               -
                                                     -------------    ------------
                                                            48,749          36,369
    Cost of revenues...............................         40,576          39,592
    General and administrative expenses............          2,604           1,766
    Operating income (loss)........................          5,569          (4,989)
    Net other income (expense).....................         (1,339)         (1,627)
    Income tax expense (benefit)...................          2,106          (1,914)
                                                     -------------    ------------
    Net income (loss)..............................  $       2,124    $     (4,702)
                                                     =============    ============

Condensed Balance Sheet
    Current assets.................................  $      37,632    $     42,530
    Non-current assets.............................        173,543         172,915
     Total assets..................................  $     211,175    $    215,445
                                                     =============    ============

    Current liabilities............................  $     104,469    $     26,953
    Non-current liabilities........................        173,199         131,788
    Shareholder's equity...........................         67,375          56,704
                                                     -------------    ------------
     Total liabilities and stockholder's equity....  $     211,175    $    215,445
                                                     =============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This section should be read in conjunction with the response to Item 1,
Part I, of this Report.

Overview

     The aluminum industry is highly cyclical, with market prices fluctuating widely based on global supply and demand factors, most of which are beyond our control. As shown below, for 1998, the average price per pound of aluminum on the London Metals Exchange was lower than the average price in any of the three previous years. The average three-month LME prices per pound of aluminum over the last four years were as follows:

                                                 Price Per
     Year Ended December 31,                         Pound
     ----------------------                       --------
           1995.................                    $ 0.83
           1996.................                    $ 0.70
           1997.................                    $ 0.74
           1998.................                    $ 0.63

     We believe the current market price for aluminum is depressed due primarily to the softening in the economies of several Eastern European, Pacific Rim and South American countries, which has cast concern on the prospects for future demand from these important aluminum consumption regions. Recent LME prices have fluctuated around $0.60 per pound and the timing of an increase in aluminum prices is uncertain. As of March 31, 1999, the three-month LME price per pound of aluminum was $0.56. Accordingly, we believe our cash flow and earnings in the near term will be significantly lower than amounts reported for comparable prior periods.

     Our cash flow and earnings are highly sensitive to aluminum prices because production costs are largely fixed. At low market aluminum prices, we are able to reduce some variable costs, but most of the production costs of primary aluminum are constant in the short term, and therefore declines in market prices will cause declines in earnings. Conversely, increased market aluminum prices will cause increases in earnings. For these reasons we strive to maintain full plant utilization, which reduces the average cost per pound of aluminum.

     To reduce our reliance on market-priced primary aluminum and to improve overall profitability, we have pursued a strategy of increasing both our "tolled" and "non-tolled" value-added production through specialty casting and processing operations. Through these operations, we are able to realize premiums over market LME prices, the amount of which varies with the degree of value-added content of the product and uniqueness of the product in the marketplace. Our volume of value-added production has increased significantly over the past decade relative to the volume of our primary production. Our continued investment in value-added production operations is designed to further increase our value-added production capabilities. As a consequence of this strategy, our volume of non-tolled value-added production has grown from

153.7 million pounds in 1993 to 270.5 million pounds in 1998. As a result of this growth, we purchase at market prices more primary aluminum for further processing into non-tolled value-added products than we produce for Glencore Ltd., one of our two tolling partners, under a tolling agreement. The Glencore tolling contract allowed us to operate one of our smelters at full capacity while we were developing value-added products. The success of our non-tolled value-added products, however, has reduced the importance of this contract, and we will not renew the tolling contract when it expires in December 1999. The effect of this non-renewal will be to eliminate the revenue and gross margin we derive from tolling aluminum for Glencore. This may be more than offset by an increase in gross margin from the sale of non-tolled value-added products, because the underlying cost for primary aluminum will be our own production cost rather than the market price. We do not assure you however, that we will be able to realize any increased gross margin upon expiration of the Glencore tolling agreement.

Results of Operations

     The following table sets forth combined statement of income data as a percentage of revenues for the three months ended March 31, 1998 and 1999.

                                                         Three Months Ended
                                                              March 31,
                                                    --------------------------
                                                       1998            1999
                                                    ------------   -----------
Revenues.........................................          100.0%        100.0%
Cost of revenues.................................           89.7%         98.8%
                                                    ------------   -----------
Gross margin.....................................           10.3%          1.2%
General and administrative expenses..............            3.3%          3.5%
                                                    ------------   -----------
Operating income.................................            7.0%         (2.3)%
    Interest expense.............................           (2.8)%        (5.8)%
     Other income (expense), net.................            0.0%          0.3%
     Net other expenses..........................           (2.8)%        (5.5)%
     Income (loss) before income taxes...........            4.2%         (7.8)%
     Income tax expense (benefit)................            1.6%         (1.9)%
                                                    ------------   -----------
     Net income (loss)...........................            2.6%         (5.9)%
                                                    ------------   -----------

The Three Months Ended March 31, 1999 Compared to The Three Months Ended March 31, 1998

     Primary aluminum production under our tolling contract decreased from 133.9 million pounds for the three months ended March 31, 1998 to 125.6 million pounds for the three months ended March 31, 1999, due primarily to the cyclical nature of our cell relining activity. Shipments of non-tolled value-added aluminum products were 72.2 million pounds and 64.9 million pounds for corresponding periods in both 1998 and 1999, respectively. The decrease in shipments of non-tolled value-added products resulted primarily from the softening of the commodity billet market.

     Revenues decreased from $128.7 million in the three months ended March 31, 1998 to $102.8 million in the three months ended March 31, 1999. Revenues from tolling contracts decreased from $73.1 million in 1998 to $55.8 million in 1999, due primarily to the decrease in market aluminum prices and the decrease in production levels in 1999. Sales of non-tolled value-added products decreased from $55.6 million in 1998 to $47.0 million in 1999, due to the decrease in market aluminum prices in 1999, offset by the change in product mix, which allowed for higher average premiums on the volume sold.

     Gross margin decreased from $13.2 million in the three months ended March 31, 1998 to $1.3 million in the three months ended March 31, 1999, a decrease of 90%. As a percentage of revenues, gross margin declined from 10.3% to 1.2%. Gross margin declined primarily due to the decrease in market prices of aluminum, offset by a decrease in the cost of electricity as a result of selling one of our power contracts.

     General and administrative expenses decreased from $4.2 million in the three months ended March 31, 1998 to $3.7 million in the three months ended March 31, 1999. As a percentage of revenues, general and administrative expenses increased from 3.3% to 3.5%.

     Interest expense increased from $3.7 million in the three months ended March 31, 1998 to $5.9 million in the three months ended March 31, 1999, or 59%. In December 1998, we completed an offering of $150 million of 12% first mortgage notes. Additionally, we received a $20 million advance under a credit arrangement with Norsk Hydro USA, Inc. As a result of these borrowings, interest expense increased significantly between the comparable periods from 1998 to 1999.

     Income tax expense decreased from $2.1 million for the three months ended March 31, 1998 to an income tax benefit of $1.9 million for the three months ended March 31, 1999. This decrease of $4.0 million was primarily due to the decrease in net income of $13.4 million.

     As a result of the foregoing factors, we reported a net loss of $6.1 million in the three months ended March 31, 1999 versus net income of $3.3 million in the three months ended March 31, 1998.

Liquidity and Capital Resources

     Historically, our cash and capital requirements have been satisfied through cash generated from operating activities and borrowings under our primary credit facilities.

     Our liquidity and capital needs relate primarily to payment of principal and interest on outstanding borrowings, the funding of capital expenditures, and the funding of distributions to our sole shareholder to pay income taxes. These needs also relate to working capital and other general corporate requirements, including the incremental working capital needs anticipated in connection with the potential termination of the Glencore tolling agreement in December 1999. We are upgrading our management information systems, including hardware and software, to a fully integrated enterprise resource planning system. We are executing a transition to the SAP R/3 enterprise resource planning system. Furthermore, we are subject to a number of contingencies and uncertainties, including a potential income tax deficiency.

     Our statement of cash flows for the periods indicated are summarized below:

                                                               Three Months Ended
                                                                    March 31,
                                                          ----------------------------
                                                              1998            1999
                                                          -------------   ------------
Net cash used in operating activities.................    $      (7,048)  $    (17,365)
Net cash used in investing activities.................           (3,131)        (7,219)
   Net cash provided by (used in) financing activities            8,928            371
Decrease in cash......................................           (1,251)       (24,955)

     Net cash used in operating activities was $7.0 million and $17.4 million for the three months ended March 31, 1998 and 1999, respectively. Of the net cash used in operating activities during the three months ended March 31, 1999, $(1.5) million was attributable to our net loss, as adjusted for non-cash charges. Also attributing was a decrease in accounts receivable and other assets of $7.3 million and an increase in accrued expenses of $1.2 million, offset by an increase in inventories of $5.8 million and a decrease in inter-company payable and income taxes payable of $18.6 million. The increase in inventories and decrease in accounts receivable was primarily due to the decrease in sales activity during the quarter. The decrease in the inter-company payable was primarily due to the return to standard terms of payments due Glencore from Northwest Aluminum Company. The net cash provided by operating activities during the three months ended March 31, 1998 was primarily attributable to a net loss, as adjusted for non-cash charges, of $7.1 million, and an increase in income taxes payable of $5.5 million, offset by an increase in inventories of $7.1 million and a decrease in accounts payable and accrued expenses of $12.5 million. The increase in income taxes payable was primarily due to positive net income for the quarter.

     Net cash used in investing activities was $7.2 million in the three months ended March 31, 1999, compared to net cash used in investing activities of $3.1 million in the three months ended March 31, 1998. Cash used in investing activities in the three months ended March 31, 1999 was primarily attributable to capital expenditures of $7.4 million. Cash used in investing activities in the three months ended March 31, 1998 was primarily to capital expenditures of $3.1 million.

     Net cash used in financing activities was $0.4 million in the three months ended March 31, 1999 and net cash provided by financing activities was $8.9 million in the three months ended March 31, 1998. Net cash used in financing activities in the three months ended March 31, 1998 was primarily attributable to $9.2 million provided from net repayments on our credit facility.

     On April 20, 1999 the Company publicly issued $150 million of 12% first mortgage notes in a registered exchange offer. Each of the Company's direct or indirect wholly-owned subsidiaries has jointly and severally guaranteed the notes on a full and unconditional basis. No restrictions exist on the ability of the subsidiary guarantors to make distributions to the Company, except, however, the obligations of each subsidiary guarantor under its guarantee are limited to the maximum amounts as will result in obligations of such guarantor under its guarantee not constituting a fraudulent conveyance or fraudulent transfer for purposes of bankruptcy law, the Uniform Fraudulent Conveyance Act, the Uniform Fraudulent Transfer Act or any similar Federal or state law (e.g. adequate capital to pay dividends under corporate laws).

     We believe cash flow from operations, available borrowings under our revolving credit facility and cash on hand will provide adequate funds for our foreseeable working capital needs, planned capital expenditures and debt service and other obligations through 2000.

Seasonality and Inflation

     Our results of operations can be affected by seasonal factors, such as substantial increases in the cost of electricity in the fall and winter. We do not believe inflation has had a material effect on the combined financial statements for the periods presented.

Effect of Recently Issued Accounting Standards

     In February 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 135 ("SFAS No. 135"), Rescission of Financial Accounting Standards Board No. 75 ("SFAS No. 75") and Technical Corrections. SFAS No. 135 rescinds SFAS No. 75 and amends Statement of Financial Accounting Standards Board No. 35. SFAS No. 135 also amends other existing authoritative literature to make various technical corrections, clarify meanings, or describe applicability under changed conditions. SFAS No. 135 is effective for financial statements issued for fiscal years ending after February 15, 1999. We believe that the adoption of SFAS No. 135 will not have a significant effect on our financial statements.

Year 2000 Compliance

     The following is a discussion of our year 2000 compliance status.

Goldendale

     Goldendale has reviewed its business and processing systems and determined that the majority of its systems are already year 2000 compliant. Goldendale has been working with a consultant and an internal committee of managers and employees to address the scope of the year 2000 issue and implement any necessary solutions. Although Goldendale believes the majority of its business and processing systems are already year 2000 compliant, Goldendale is upgrading its enterprise resource planning system. We have chosen ERP system software, and we have begun evaluating the best implementation for our specific applications.

     Goldendale has made, and will continue to update, inquiries of customers and suppliers on which the operations of the business are critically dependent to determine their year 2000 readiness. The analysis of the responses from customers and suppliers received so far indicates substantial compliance with year 2000 issues. In our assessment to date, there will not be a material affect if there is a disruption in our relationships with vendors or suppliers, who are not year 2000 compliant. However, a contingency plan is being developed to deal with the worst case scenario.

     A contingency plan is being developed to deal with the worst case scenario, and is due to be completed by mid-1999. The worst case scenario would include a power interruption of more than four hours. Between four and twenty-four hours of power outage, we would take every measure necessary to keep the cells from solidifying. After twenty-four hours of power outage, it would be necessary to make an orderly shut down of the facility. We have no back up, nor is it feasible to obtain a back up, for our power source.

     Goldendale's year 2000 compliance analysis to date has identified its inventory system as year 2000 deficient. Goldendale is upgrading the ERP system software and is also developing software upgrades to the present inventory system in case the ERP system upgrade is delayed beyond January 1, 2000. Until the upgrade is complete, Goldendale will continue to gather information and assess the possibilities of disruption to its operations, liquidity, and financial condition posed by the year 2000 problem.

     In the last year, Goldendale has expended nearly $100,000 on its year 2000 review and had budgeted $3.5 million over the next two years to upgrade and further integrate its business and process systems to maintain year 2000 compliance.

Northwest

     Northwest has retained outside experts to review its year 2000 readiness and make recommendations on how to become year 2000 compliant. To date, Northwest's major business systems have been reviewed and tested for year 2000 compliance. The majority of all critical business systems are year 2000 compliant since the latest implementation of an SAP R/3 enterprise resource planning system. The business systems included are sales, accounting, purchasing, production, inventory management and plant maintenance. We have completed about 90% of the testing of Northwest's remaining information technology systems, including process systems, as well as the non-information technology systems for year 2000 compliance. We have identified some of Northwest's non-information technology systems as non-year 2000 compliant. We have adopted a plan with varying priorities based on how critical the system is and all critical systems will be in compliance by mid-1999. Some minor systems may remain non-compliant but are not critical to business operation and will be completed before year-end.

     Northwest is making inquiries of its customers and suppliers to determine the potential effect of their year 2000 readiness on its operations. To date, Northwest has contacted all vendors/suppliers and found that most who are non-compliant plan to be compliant by mid-1999. Quarterly updates have been conducted and will continue through the remainder of the year. Alternatively, critical supplies will be acquired to prevent, where possible, relationship disruption from interfering with business operation. One critical raw material, electricity, is sole sourced from the Bonneville Power Administration for delivery and cannot be otherwise obtained. BPA has assured us that it is year 2000 compliant; however BPA does not guarantee an interruption-free supply. Northwest is also making inquiries of its customers with the initial review to be completed by mid-year.

     Northwest is developing a contingency plan for year 2000 non-compliance by vendors and customers. The plan completion date is mid-1999. The worst case scenario would include a power interruption of more than four hours. Between four and twenty-four hours of power outage, we would take every measure necessary to keep the cells from solidifying. After twenty-four hours of power outage, it would be necessary to make an orderly shut down of the facility. We have no back up, nor is it feasible to obtain a back up, for our power source.

     Over the past year, Northwest has spent approximately $2 million on its year 2000 review and implementation of solutions to identified year 2000 problems. Many of those expenditures have been used to upgrade computer systems and not solely to resolve potential year 2000 problems. Northwest expects to spend another $500,000 to $2 million to complete its system upgrade and to resolve its year 2000 compliance issues. A contingency plan is under development to deal with a worst case year 2000 problem.

Employee Benefit Plan Matters

     The qualified retirement plans of Northwest and Goldendale have been reviewed by an outside consultant to determine whether those plans meet discrimination and coverage requirements. The review was based on 1997 data we supplied to the consultant, and we believe the data was reliable and complete enough to produce reasonably accurate results. Based on its review, the consultant concluded that the plans are in compliance by a narrow numerical margin. The plans must satisfy the requirements each year.

     We plan to conduct more testing before the end of 1999. Outcome of the testing is difficult to predict because the test is complex and includes employees of entities controlled by Brett Wilcox whose businesses are unrelated to our business. We believe if the test is failed Northwest or Goldendale may be able to redesign their plans to pass without material costs or adverse consequences. Alternatively, the qualified retirement benefits for companies other than Northwest or Goldendale may need to be enhanced. If those entities are financially unable to implement such a remedy, the tax qualification under
Section 401(a) of the Internal Revenue Code of 1986 of the plans of Northwest and Goldendale could be jeopardized. If a plan fails and the enhancement of benefits of other entities is the necessary remedy, we believe the entities responsible for those remedies will be able to provide adequate enhanced benefits.

     This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this section (see, for example, "Overview," "Results of Operations," and "Liquidity and Capital Resources"). Such statements can be identified by the use of forward looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the following:

o Our revenues and earnings are heavily affected by the price of primary aluminum.

o Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our first mortgage notes.

o Despite our current indebtedness levels, we and our subsidiaries may still be able to borrow more money.

o To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

o Our obligation to repay the first mortgage notes is subordinate to other lenders' rights to any collateral securing the lenders' loans to us. Proceeds from the sale of the collateral will be used to pay those lenders before they are used to repay the first mortgage notes.

o The terms of our indebtedness place several restrictions on our ability to operate our business that could result in our inability to repay the notes.

o Federal and state environmental laws may decrease the value of the collateral securing the first mortgage notes and may result in our lenders being liable for environmental clean-up costs at our facility.

o Our smelters are based on a technology which is generally not used in the design of newer smelters and our continued competitiveness depends on our ability to operate efficiently.

o Large increases in the cost of electricity could have a material adverse effect on us.

o We have been to date insulated from changes in the price of alumina because of our tolling agreements with Hydro and Glencore. The loss of either of these agreements would subject us to the risks associated with buying raw materials on the open market.

o    Our management is dependent on certain key personnel.

o Our business has been highly dependent on our tolling agreements for revenue and any change in the status of these customers could have a material adverse effect on our business.

o Our results could be materially affected if our customers', our suppliers' or our own Year 2000 efforts fail to be completed in an accurate and timely manner.

o Our workforce and the workforce of certain of our customers consist of union employees. A strike could adversely effect our results.

     Other factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements, and changing prices and market conditions. This section and the Company's registration statement on Form S-4 (Commission File No. 333-72245) identify other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company manages interest rate risk through the strategic use of fixed and variable interest rate debt and, to a limited extent, interest rate derivatives. At March 31, 1999, the Company's derivative instrument consisted of an interest rate swap agreement which expires in 2003 and effectively fixes the Company's interest rate at 6.4% on a notional principal amount of $20.0 million on the Company's floating rate long-term debt. The agreement requires quarterly cash settlements for interest rate fluctuation outside of the fixed rate.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     We are involved in a dispute with the Internal Revenue Service relating to proposed adjustments in both Northwest Aluminum Company and Goldendale Aluminum Company's taxable income for prior years. These adjustments could affect income taxes in future years.

ITEM      6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a)   Exhibits

    3.1   Articles of Incorporation of Registrant. Incorporated by reference to
          Exhibit 3.1 to the Registrant's Registration Statement on Form S-4 (Commission File No. 333-72245).

    3.2 Bylaws of Registrant. Incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-4 (Commission File No. 333-72245).

    4.1 Indenture, dated as of December 21, 1998, between Registrant, as Issuer, Northwest Aluminum Specialties, Inc., Northwest Aluminum Company, Northwest Aluminum Technologies, LLC, Goldendale Holding Company, and Goldendale Aluminum Company, as Guarantors, and U.S. Trust Company, N.A., as Trustee. Incorporated by reference to Exhibit
          4.1 to the Registrant's Registration Statement on Form S-4 (Commission File No. 333-72245).

    4.2 Credit Agreement, dated December 21, 1998, among the Financial Institutions named therein, BancBoston, N.A., as Administrative Agent, U.S. Bank National Association, as Documentation Agent, Northwest Aluminum Company, Northwest Aluminum Specialties, Inc., Goldendale Aluminum Company, and Northwest Aluminum Technologies, as amended by the Agreement and Amendment No. 1, dated as of January 21, 1999. Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-4 (Commission File No. 333-72245).

    4.3 Agreement and Amendment No. 2, dated May 14, 1999, by and among the Financial Institutions named therein, BankBoston, N.A., as Administrative Agent, U.S. Bank National Association, as Documentation Agent, Northwest Aluminum Company, Northwest Aluminum Specialties, Inc., Goldendale Aluminum Company, and Northwest Aluminum Technologies, to Credit Agreement, dated December 21, 1998, as amended by the Agreement and Amendment No. 1, dated as of January 21, 1999.

    4.4 Registration Rights Agreement, dated as of December 21, 1998, by and among the Registrant, the Subsidiary Guarantors party to this Agreement; and BancBoston Robertson Stephens Inc., and Libra Investments, Inc. Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-4 (Commission File No. 333-72245).

    4.5 Certificate of Incorporation of Goldendale Holding Company. Incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-4 (Commission File No. 333-72245).

    10.1 Agreement to Toll Convert Alumina into Aluminum, dated May 22, 1996, between Hydro Aluminum Louisville, Inc., and Goldendale Aluminum Company. (Confidential treatment of portions of this document has been requested. The information omitted from this exhibit has been filed with the Commission.) Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-4 (Commission File No. 333-72245).

    10.2 First Amendment to Agreement to Toll Convert Alumina into Aluminum, dated December 21, 1998. Incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-4 (Commission File No. 333-72245).

    10.3 Aluminum Toll Conversion Agreement between Clarendon Ltd. and Northwest Aluminum Company, dated September 15, 1986. (Confidential treatment of portions of this document has been requested. The information omitted from this exhibit has been filed with the Commission.) Incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-4 (Commission File No. 333-72245).

    10.4 Amendment No. 1 to Aluminum Toll Conversion Agreement, dated as of May 4, 1988. (Confidential treatment of portions of this document has been requested. The information omitted from this exhibit has been filed with the Commission.) Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-4 (Commission File No. 333-72245).

    10.5 Extension and Amendment Agreement, dated as of October 1, 1991. (Confidential treatment of portions of this document has been requested. The information omitted from this exhibit has been filed with the Commission.) Incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-4 (Commission File No. 333-72245).

    10.6 Option to Extend 1986 Amended Toll Agreement, dated as of March 1, 1992. Incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-4 (Commission File No. 333-72245).

    10.7 Letter, from Glencore Ltd., exercising Option to Extend, dated September 21, 1994. Incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-4 (Commission File No. 333-72245).

    10.8 Tax Indemnification Agreement, dated as of December 21, 1998, between Registrant, Northwest Aluminum Company, Northwest Aluminum Specialties, Inc., and Brett E. Wilcox. Incorporated by reference to
          Exhibit 10.8 to the Registrant's Registration Statement on Form S-4 (Commission File No. 333-72245).

    10.9 General Transmission Agreement, dated April 7, 1995, executed by the United States of America Department of Energy acting by and through the Bonneville Power Administration and Northwest Aluminum Company. Incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-4 (Commission File No. 333-72245).

    10.10 Power Sale Agreement, dated September 28, 1995, between the United States of America Department of Energy acting by and through the Bonneville Power Administration and Northwest Aluminum Company. Incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-4 (Commission File No. 333-72245).

    10.11 Voting Agreement dated May 17, 1996, by Brett Wilcox for the benefit of the United Steelworkers of America, Local 8147. Incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-4 (Commission File No. 333- 72245).

    10.12 General Transmission Agreement, dated May 4, 1995, executed by the United States of America Department of Energy acting by and through the Bonneville Power Administration and Columbia Aluminum Company. Incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-4 (Commission File No. 333-72245).

    10.13 Power Sales Agreement, dated September 18, 1995, executed by the United States of America Department of Energy acting by and through the Bonneville Power Administration and Columbia Aluminum Company. Incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-4 (Commission File No. 333-72245).

    10.14 Cancelable Swap Agreement, dated January 21, 1999, between Goldendale Aluminum Company and BankBoston, N.A. Incorporated by reference to
          Exhibit 10.14 to the Registrant's Registration Statement on Form S-4 (Commission File No. 333-72245).

    27.1  Financial Data Schedule.

    (b)   Reports on Form 8-K.

          No reports on Form 8-K were filed during the period.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           GOLDEN NORTHWEST ALUMINUM, INC.
                           NORTHWEST ALUMINUM COMPANY
                           NORTHWEST ALUMINUM SPECIALTIES, INC.
                           NORTHWEST ALUMINUM TECHNOLOGIES, LLC


Date:  May 17, 1999                   By:  WILLIAM R. REID
       --------------------------          -------------------------------------
                                           William R. Reid
                                           Chief Accounting Officer


                            GOLDENDALE HOLDING COMPANY
                            GOLDENDALE ALUMINUM COMPANY


Date:  May 17, 1999                   By:  JESSIE CASSWELL
       --------------------------          -------------------------------------
                                           Jessie Casswell
                                           Chief Accounting Officer