Form 10-Q
period 1999-06-30
GOLDEN NORTHWEST ALUMINUM INC; NORTHWEST ALUMINUM SPECIALTIES INC; NORTHWEST ALUMINUM CO; NORTHWEST ALUMINUM TECHNOLOGIES LLC; GOLDENDALE HOLDING CO; GOLDENDALE ALUMINUM CO
filed 1999-08-16
CIK 1079177, 1079176, 1079178, 1079191, 1079192, 1079194

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                        Commission file number 333-72245
                                               ---------

                         GOLDEN NORTHWEST ALUMINUM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Oregon                                         93-1249606
   -------------------------------                        ------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)


                             3313 West Second Street
                            The Dalles, Oregon 97058
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (541) 296-6161
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           CLASS                          OUTSTANDING AT August 12, 1999
           -----                          ------------------------------

        Common Stock                                  1,000

This quarterly report on Form 10-Q also constitutes a quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the following subsidiaries of Golden Northwest Aluminum, Inc.:

                                                                State of              I.R.S. Employer
                                           Commission file      incorporation         Identification
Company                                    number               or organization       Number
------------------------------------       ---------------      ---------------       ---------------
Goldendale Holding Company                 333-72245-04         Delaware              91-1785763
Goldendale Aluminum Company                333-72245-05         Delaware              91-1380241
Northwest Aluminum Company                 333-72245-02         Oregon                93-0905834
Northwest Aluminum Specialties, Inc.       333-72245-01         Oregon                93-1019176
Northwest Aluminum Technologies, LLC       333-72245-03         Washington            93-1196863

The address of principal executive offices for each of these entities is 3313 West Second Street, The Dalles, Oregon 97058 and their telephone number is (541) 296-6161.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                     ASSETS

                                                                                    December 31,               June 30,
                                                                                           1998                   1999
                                                                                ---------------        ---------------
                                                                                                           (unaudited)
Current assets:

     Cash and cash equivalents..............................................    $        37,633        $         2,054
     Trade accounts receivable, less allowance for doubtful
       accounts of $1,000...................................................             47,264                 48,908
     Current portion of receivable due from related company.................              2,126                  3,383
     Inventories............................................................             55,083                 60,952
     Prepaid expenses.......................................................                786                    858
     Deferred income taxes..................................................              1,494                  1,810
              Total current assets..........................................            144,386                117,965
                                                                                ---------------        ---------------
     Property, plant and equipment, net.....................................            117,761                125,623
     Power project assets held for sale.....................................                543                    543
     Goodwill, net of accumulated amortization of $12,531 and $14,904.......             88,140                 85,766
     Advances to shareholder................................................              2,000                  2,000
     Receivable due from related company, less current portion..............              2,826                  1,799
     Other assets, net......................................................             10,472                  9,608
                                                                                ---------------        ---------------

                                                                                $       366,128        $       343,304
                                                                                ===============        ===============


                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:

     Current portion of long-term debt......................................    $             -        $             -
     Trade accounts payable.................................................             41,035                 33,014
     Accrued expenses.......................................................             19,598                 15,367
     Income taxes payable...................................................              5,361                  7,618
              Total current liabilities.....................................             65,994                 55,999
                                                                                ---------------        ---------------
     Long-term debt, less current portion...................................            170,000                170,000
     Deferred income taxes..................................................              9,965                  8,215
     Deferred compensation..................................................              1,734                  1,554
     Other long-term liabilities............................................              1,741                  1,782
     Dividends payable......................................................              9,515                 11,340
              Total liabilities.............................................            258,949                248,890
                                                                                ---------------        ---------------

Commitments and Contingencies (Notes 5, 6 and 7)


Preferred stock of subsidiary...............................................             29,663                 29,663

Shareholder's Equity:
     Common stock, $0.10 par value; 350,000 shares authorized;
        1,000 shares issued and outstanding.................................                  -                      -
     Additional paid-in capital.............................................             65,504                 65,504
     Retained earnings (accumulated deficit)................................             12,012                   (753)
              Total shareholder's equity....................................             77,516                 64,751
                                                                                ---------------        ---------------

                                                                                $       366,128        $       343,304
                                                                                ===============        ===============

       The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                Three Months ended June 30,           Six Months Ended June 30,
                                            ----------------------------------    ----------------------------------
                                                      1998                1999              1998                1999
                                            --------------      --------------    --------------      --------------
                                                                (in thousands, except share data)
Revenues..................................  $      117,791      $      107,506    $      246,507      $      210,347
Cost of revenues..........................         107,373             103,773           223,628             205,330
                                            --------------      --------------    --------------      --------------
Gross margin..............................          10,418               3,733            22,879               5,017
General and administrative expenses.......           3,621               3,614             7,035               7,286
                                            --------------      --------------    --------------      --------------
Operating income (loss)...................           6,797                 119            15,844              (2,269)
                                            --------------      --------------    --------------      --------------
Other income (expense):
   Interest expense.......................          (3,450)             (5,342)           (7,112)            (11,262)
   Other income, net......................             839                 198               848                 525
                                            --------------      --------------    --------------      --------------
Net other expense.........................          (2,611)             (5,144)           (6,264)            (10,737)
                                            --------------      --------------    --------------      --------------
Income (loss) before income taxes.........           4,186              (5,025)            9,580             (13,006)
Income tax expense (benefit)..............           1,999                (151)            4,105              (2,065)
                                            --------------      --------------    --------------      --------------
Net income (loss).........................  $        2,187      $       (4,874)   $        5,475      $      (10,941)
                                            ==============      ==============    ==============      ==============

Net income (loss).........................  $        2,187      $       (4,874)   $        5,475      $      (10,941)
Dividends accrued on preferred stock
   of subsidiary..........................            (912)               (912)           (1,824)             (1,824)
                                            --------------      --------------    --------------      --------------
Net income (loss) available to common
   shareholder............................  $        1,275      $       (5,786)   $        3,651      $      (12,765)
                                            ==============      ==============    ==============      ==============

Earnings (loss) per share - basic
   and diluted:

Net income (loss) available to common
   shareholder............................  $        1,275      $       (5,786)   $        3,651      $      (12,765)
                                            ==============      ==============    ==============      ==============
Net income (loss) per share of
   common stock...........................  $        1,275      $       (5,786)   $        3,651      $      (12,765)
                                            ==============      ==============    ==============      ==============

Weighted average shares of common stock
   outstanding............................           1,000               1,000             1,000               1,000
                                            ==============      ==============    ==============      ==============


       The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents


                                                                       Six Months Ended June 30,
                                                                    -------------------------------
                                                                             1998              1999
                                                                    -------------     -------------
                                                                             (in thousands)
Cash flows from operating activities:
   Net income (loss)............................................    $       5,475     $     (10,941)
   Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities
     Depreciation and amortization..............................            9,884            11,369
     Loss on disposal of assets.................................                -               (14)
     Deferred income taxes......................................            1,925            (2,066)
     Change in assets and liabilities, net of effect
     of acquisition:
       Trade accounts receivable................................            6,393            (1,644)
       Inventories..............................................           (1,586)           (5,869)
       Prepaid expenses.........................................             (277)              (72)
       Other assets.............................................           (2,080)             (792)
       Trade accounts payable...................................          (13,342)           (8,021)
       Accrued expenses.........................................           (3,289)           (6,000)
        Intercompany payable....................................                -             1,769
        Income taxes payable....................................             (722)            2,257
        Other liabilities.......................................               42                42
                                                                    -------------     -------------
Net cash provided by (used in) operating activities ............            2,423           (19,982)
                                                                    -------------     -------------
Cash flows from investing activities:
  Acquisition of property, plant and equipment .................           (9,140)          (16,309)
  Payments from related company.................................                -             1,478
                                                                    -------------     -------------
Net cash used in investing activities...........................           (9,140)          (14,831)
                                                                    -------------     -------------
Cash flows from financing activities:
  Borrowings under revolving credit facilities..................          168,865            31,733
  Repayments under revolving credit facilities..................         (155,074)          (28,625)
  Principal repayments of term loan facilities..................           (7,654)          (17,472)
  Contribution of capital.......................................               50                 -
  Borrowings from parent........................................                -            14,364
  Deferred finance costs........................................              (50)             (586)
  Principal payments on deferred compensation notes.............             (428)             (180)
                                                                    -------------     -------------
Net cash provided by (used in) financing activities ............            5,709              (766)
                                                                    -------------     -------------
Net decrease in cash and cash equivalents.......................           (1,008)          (35,579)
Cash and cash equivalents, beginning of period..................            1,251            37,633
                                                                    -------------     -------------
Cash and cash equivalents, end of period........................    $         243     $       2,054
                                                                    =============     =============
Supplemental Disclosure of Cash Flow Information
  (See Note 8)


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

     The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's (defined below) consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's consolidated financial position and results of operations.

     Operating results for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

2.   Operations and Principles of Consolidation

     The operations of Golden Northwest Aluminum, Inc. ("Golden" or the "Company") consist primarily of the smelting of alumina to aluminum under tolling arrangements with alumina suppliers, processing of aluminum into primary products, and the sale of those products. The operations are located in the Pacific Northwest on the Columbia River.

     The Company was incorporated in the state of Oregon on June 3, 1998 for the purposes of becoming the holding company of Northwest Aluminum Company and Northwest Aluminum Specialties, Inc. (collectively "Northwest"), Northwest Aluminum Technologies, LLC ("Technologies"), and Goldendale Holding Company and its wholly owned subsidiary, Goldendale Aluminum Company (collectively "Goldendale"). The sole shareholder of the Company also owned all of the outstanding shares of common stock of Northwest and Goldendale and all of the membership interests in Technologies. On December 18, 1998, the sole shareholder of Golden contributed all of the issued and outstanding shares of common stock of Goldendale and Northwest and 100% of his membership interest in Technologies to the Company. The transaction was

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except prices and per share amounts)

accounted for as a merger of entities under common control in a manner similar to a pooling of interests. Accordingly, the financial statements give retroactive effect to this transaction.

     The Company, Technologies and Goldendale report on a December 31 fiscal year basis; Northwest reports on a September 30 fiscal year basis. Included in accrued expenses at June 30, 1999 is $1,769 and at December 31, 1998 is $418, representing the portion of intercompany advances which do not eliminate due to the differing year ends. All other significant intercompany accounts and transactions have been eliminated.

3.   Effect of Recently Issued Accounting Standards

     In February 1999 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 135 ("SFAS No.135"), Rescission of Financial Accounting Standards Board No. 75 ("SFAS No. 75") and Technical Corrections. SFAS No.135 rescinds SFAS No. 75 and amends Statement of Financial Accounting Standards No. 35. SFAS No. 135 also amends other existing authoritative literature to make various technical corrections, clarify meanings, or describe applicability under changed conditions. SFAS No. 135 is effective for financial statements issued for fiscal years ending after February 15, 1999. The Company believes that the adoption of SFAS No. 135 will not have a significant effect on its financial statements.

4.   Inventories

     Inventories consist of the following:

                                                             December 31,      June 30,
                                                                    1998          1999
                                                             -----------   -----------
     Purchased metals and tolling in process................ $    33,047   $    40,218
     Supplies and alloys....................................      12,558        13,241
     Carbon plant materials.................................       5,793         3,870
     Alumina................................................       3,685         3,623
                                                             -----------   -----------
                                                             $    55,083   $    60,952
                                                             ===========   ===========

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except prices and per share amounts)

5.   Long-term Debt

         Long-term debt consists of the following:


                                                             December 31,      June 30,
                                                                    1998          1999
                                                             -----------   -----------
     First mortgage notes..................................  $   150,000   $   150,000
     Subordinated credit agreement.........................       20,000        20,000
     Revolving Credit Facilities...........................            -             -
                                                             -----------   -----------
     Long-term debt........................................      170,000       170,000
     Less current portion..................................            -             -
                                                             -----------   -----------
     Long-term debt less current portion...................  $   170,000   $   170,000
                                                             ===========   ===========

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

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except prices and per share amounts)

     In December 1998, the Company entered into a $75 million bank revolving credit facility, which matures on December 20, 2003 and is collateralized by inventory, accounts receivable and related intangibles, including a security interest in the Company's tolling agreements. As specified in the credit agreement, borrowings under the credit facility bear interest at a floating base rate plus from 0.50% to 1.00% or the LIBOR rate plus from 2.00% to 2.50%. The additional margin is dependent upon the consolidated ratio of earnings before interest, income taxes, depreciation and amortization to interest expense. The credit facility provides for the payment of a commitment fee of 0.50% per annum based on the unused portion of the credit facility. The credit agreement contains restrictive covenants, including a minimum net worth requirement, a minimum excess availability requirement and limitations on capital expenditures, dividends, additional indebtedness, mergers and other business combinations, assets sales, encumbrances, investments and transactions with affiliates. The Company was in compliance with these covenants at June 30, 1999. There were no amounts outstanding under this credit facility at December 31, 1998 and June 30, 1999.

     Also in December 1998, the Company entered into a subordinated credit agreement with Norsk Hydro USA, Inc. pursuant to which $20 million was advanced. The debt bears interest at LIBOR plus two percent (7.014% at June 30, 1999) and is due in December 2005. The debt is secured by a second lien and a pledge on the collateral securing the first mortgage notes and is guaranteed by the Company's subsidiaries. Except for the collateral security, the guarantees by the Company's subsidiaries are subordinate to the indebtedness under the bank revolving credit facility. The credit agreement provides for additional borrowings of $10 million on or prior to December 31, 2001.

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

     At June 30, 1999, the Company had a liability of approximately $1,782 ($1,741 at December 31, 1998) for estimated environmental remediation activities at Goldendale's facility. The Company's estimate of this liability is based on a remediation study conducted by independent engineering consultants. The total cost of remediation is estimated at $2.5 million; however, under a court decree the Company is only responsible for 57% of the total. The remaining cost is the responsibility of prior owners. No accrual has been provided for the Northwest facility as the Company is unaware of any current condition which would give rise to remedial action.

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except prices and per share amounts)

     The Company has entered into various agreements for the purchase of power and aluminum. Future estimated minimum payments under these noncancelable agreements are as follows

          Year Ending December 31,                           Amount
          --------------------------------------------   ----------
          1999                                           $  177,677
          2000                                               83,887
          2001                                               68,699

7.   Income Taxes

     The Internal Revenue Service ("IRS") has audited the Company's income tax returns and has proposed to change the Company's method of accounting for certain expenditures that were deducted when incurred. The IRS has proposed to capitalize and depreciate these expenditures over an estimated useful life. The Company is currently appealing the proposed change in accounting method initiated by the IRS and believes it has various meritorious defenses. However, at June 30, 1999, the Company has recorded a liability associated with the proposed change in accounting method that is effective for all tax years subsequent to 1989, of approximately $11.5 million, which includes interest of $4.0 million. The sole shareholder of the Company will also incur additional taxes and interest associated with this proposed change. It is the Company's intention to reimburse the shareholder for any such amounts, in the form of a dividend. The Company estimates that this dividend distribution will range from $2.7 to $5.3 million. Because the Company has recorded a liability associated with the proposed change, ultimate resolution is not expected to have a material impact on the Company's results of operations. The Company intends to use funds available under its current financing arrangements and funds generated from operations to pay any amounts ultimately assessed.

8.   Supplemental Disclosures of Cash Flow Information

     Supplemental disclosures of cash flow information is as follows:

                                                                Six Months Ended June 30,
                                                             --------------------------------
                                                                      1998               1999
                                                             -------------      -------------
     Cash paid during the period for:
        Interest...........................................  $       7,372      $      11,281
        Income taxes.......................................          2,900                 --

     Non-cash investing and financing activities:

        Dividends accrued on preferred stock...............          1,824              1,824

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

     Northwest Aluminum Company and Northwest Aluminum Specialties, Inc.

                                                          Six Months Ended
                                                              March 31,
                                                    ------------------------------
                                                             1998             1999
                                                    -------------    -------------
                                                              (unaudited)
Condensed Statement of Operations
   Revenues:
     Customers..................................... $     152,204    $     132,898
     Parent and related companies..................           154              212
                                                    -------------    -------------
                                                          152,358          133,110
   Cost of revenues................................       144,786          127,541
   General and administrative expenses.............         3,435            2,892
                                                    -------------    -------------
   Operating income................................         4,137            2,677
   Net other income (expense)......................        (3,815)          (4,517)
   Net income (loss)............................... $         322    $      (1,840)
                                                    =============    =============

Condensed Balance Sheet
   Current assets.................................. $      86,317    $      79,912
   Non-current assets..............................        47,499           41,605
     Total assets.................................. $     133,816    $     121,517
                                                    =============    =============

   Current liabilities............................. $      39,061    $      40,085
   Non-current liabilities.........................        74,534           66,856
   Shareholder's equity............................        20,221           14,576
                                                    -------------    -------------
     Total liabilities and shareholder's equity.... $     133,816    $     121,517
                                                    =============    =============

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except prices and per share amounts)

     Goldendale Holding Company and Subsidiary

                                                          Six Months Ended
                                                              June 30,
                                                    ------------------------------
                                                             1998             1999
                                                    -------------    -------------
                                                              (unaudited)
Condensed Statement of Operations
    Revenues:
     Customers..................................... $      93,995    $      77,449
     Parent and related companies..................             -                -
                                                    -------------    -------------
                                                           93,995           77,449
    Cost of revenues...............................        78,280           78,645
    General and administrative expenses............         3,600            3,649
                                                    -------------    -------------
    Operating income (loss)........................        12,115           (4,845)
    Net other income (expense).....................        (2,759)          (3,428)
    Income tax expense (benefit)...................         4,105           (2,065)
                                                    -------------    -------------
    Net income (loss).............................. $       5,251    $      (6,208)
                                                    =============    =============

Condensed Balance Sheet
    Current assets................................. $      35,735    $      42,601
    Non-current assets.............................       173,160          176,481
     Total assets.................................. $     208,895    $     219,082
                                                    =============    =============

    Current liabilities............................ $      33,800    $      33,924
    Non-current liabilities........................       105,590          130,872
    Shareholder's equity...........................        69,505           54,286
                                                    -------------    -------------
     Total liabilities and shareholder's equity.... $     208,895    $     219,082
                                                    =============    =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS

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

                                                   Price Per
                Year Ended December 31,                Pound
                ----------------------             ---------
                   1995............                  $ 0.83
                   1996............                  $ 0.70
                   1997............                  $ 0.74
                   1998............                  $ 0.63

     We believe the current market price for aluminum is depressed due primarily to the softening in the economies of several Eastern European, Pacific Rim and South American countries, which has cast concern on the prospects for future demand from these important aluminum consumption regions. Recent LME prices have fluctuated around $.64 per pound and the timing and duration of any change in aluminum prices is uncertain. As of June 30, 1999, the three-month LME price per pound of aluminum was $.63. The average three-month LME price per pound of aluminum for the six months ended June 30, 1999 was $.58. Accordingly, we believe our cash flow and earnings in the near term will be significantly lower than amounts reported for comparable prior periods.

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

Results of Operations

     The following table sets forth combined statement of income data as a percentage of revenues for the three months and the six months ended June 30, 1998 and 1999.

                                                   Three Months Ended            Six Months Ended
                                                        June 30,                    June 30,
                                                ------------------------    ------------------------
                                                      1998          1999          1998          1999
                                                ----------    ----------    ----------    ----------
Revenues........................................     100.0%        100.0%        100.0%        100.0%
Cost of revenues................................      91.2%         96.5%         90.7%         97.6%
                                                ----------    ----------    ----------    ----------
Gross margin....................................       8.8%          3.5%          9.3%          2.4%
General and administrative expenses.............       3.0%          3.4%          2.9%          3.5%
                                                ----------    ----------    ----------    ----------
Operating income (loss).........................       5.8%          0.1%          6.4%         (1.1)%
Interest expense................................      (2.9)%        (5.0)%        (2.9)%        (5.4)%
Other income (expense), net.....................       0.7%          0.2%          0.4%          0.3%
                                                ----------    ----------    ----------    ----------
Net other expenses..............................      (2.2)%        (4.8)%        (2.5)%        (5.1)%
                                                ----------    ----------    ----------    ----------
Income (loss) before income taxes...............       3.6%         (4.7)%         3.9%         (6.2)%
Income tax expense (benefit)....................       1.7%         (0.2)%         1.7%         (1.0)%
                                                ----------    ----------    ----------    ----------
Net income (loss)...............................       1.9%         (4.5)%         2.2%         (5.2)%
                                                ----------    ----------    ----------    ----------

Three Months and Six Months Ended June 30, 1999 Compared to Three Months and Six Months Ended June 30, 1998

     Primary aluminum production under our tolling contracts increased from
131.7 million pounds for the three months ended June 30, 1998 to 134.3 million pounds for the three months ended June 30, 1999. During the six month periods ended June 30, primary production decreased from 265.6 million pounds in 1998 to
259.9 million pounds in 1999. These changes in production levels were due primarily to the cyclical nature of our cell relining activity. Shipments of non-tolled value-added aluminum products were 63.3 million pounds and 64.4 million pounds for the three months ended June 30, 1998 and 1999, respectively. For the six month periods ended June 30, shipments of non-tolled value-added aluminum products were 135.5 million pounds for 1998 and 129.3 million pounds in 1999. The decrease in shipments of non-tolled value-added products for the six month periods ended June 30 resulted primarily from the softening of the commodity billet market during the first quarter of 1999.

     Revenues decreased from $117.8 million to $107.5 million for the three months ended June 30, 1998 and 1999, respectively, and decreased from $246.5 million to $210.3 million for the six months ended June 30, 1998 and 1999, respectively. Revenues from tolling contracts decreased from $68.2 million to $59.7 million for the three months ended June 30, 1998 and 1999, respectively, and decreased from $141.3 million to $115.5 million for the six months ended June 30, 1998 and 1999, respectively. These decreases were due primarily to the decrease in market aluminum prices and the decrease in production levels in the first quarter of 1999. Sales of non-tolled value-added products were $49.6 million and $47.8 million for the three months ended June 30, 1998 and 1999, respectively, and were $105.2 million and $94.8 million for the six months ended June 30, 1998 and 1999, respectively. The decrease in the sales of non-tolled value-added products was due to the decrease in market aluminum prices in 1999, offset by the change in product mix, which allowed for higher average premiums on the volume sold.

     Gross margin decreased from $10.4 million to $3.7 million for the three months ended June 30, 1998 and 1999, respectively, a decrease of 64%, and decreased from $22.9 million to $5.0 million for the six months ended June 30, 1998 and 1999, respectively, a decrease of 78%. As a percentage of revenues, for the three month periods ended June 30, gross margin declined from 8.2% in 1998 to 3.5% in 1999, and declined from 9.3% to 2.4% for the six month periods ended June 30, 1998 and 1999, respectively. Gross margin declined primarily due to the decrease in market prices of aluminum, and an increase in the estimated cost for spent pot liner removal of $1.0 million, offset by a decrease in the cost of electricity as a result of selling one of our power contracts for $3.5 million.

     General and administrative expenses were $3.6 million for both three month periods ended June 30, 1998 and 1999. These expenses increased from $7.0 million to $7.3 million for the six months ended June 30, 1998 and 1999, respectively. As a percentage of revenues, general and administrative expenses increased from 3.0% to 3.4% for the three month periods and from 2.9% to 3.5% for the six month periods.

     Interest expense increased from $3.5 million to $5.3 million for the three months ended June 30, 1998 and 1999, respectively, or 55%, and increased from $7.1 million to $11.3 million for the six months ended June 30, 1998 and 1999, respectively, or 58%. In December 1998, we completed an offering of $150 million of 12% first mortgage notes. Additionally, we received a $20 million advance under a credit arrangement with Norsk Hydro USA, Inc. As a result of these borrowings, interest expense increased significantly between the comparable periods from 1998 to 1999.

     Income tax expense decreased from $2.0 million for the three months ended June 30, 1998 to an income tax benefit of $.2 million for the three months ended June 30, 1999. Income tax expense decreased from $4.1 million to an income tax benefit of $2.1 million for the six months ended June 30, 1998 and 1999, respectively. This decrease of $1.8 million for the three month periods was primarily due to the decrease in net income of $7.1 million. Likewise, the decrease of $6.2 million for the six months was primarily due to the decrease in net income of $22.6 million.

     As a result of the foregoing factors, we reported a net loss of $4.9 million in the three months ended June 30, 1999 versus net income of $2.2 million in the three months ended June 30, 1998. For the six months ended June 30, 1999, we reported a net loss of $10.9 million, versus net income of $5.5 million for the six months ended June 30, 1998.

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

     Our statement of cash flows for the periods indicated are summarized below:

                                                                  Six Months Ended
                                                                      June 30,
                                                              ------------------------
                                                                     1998         1999
                                                              -----------  -----------
     Net cash provided by (used in) operating activities....  $     2,423  $   (19,982)
     Net cash used in investing activities..................       (9,140)     (14,831)
     Net cash provided by (used in) financing activities            5,709         (766)
     Decrease in cash.......................................       (1,008)     (35,579)

     Net cash provided by operating activities was $2.4 million for the six months ended June 30, 1998, and the net cash used in operating activities was $20.0 million for the six months ended June 30, 1999. Of the net cash used in operating activities during the six months ended June 30, 1999, $1.7 million was attributable to our net loss, as adjusted for non-cash charges. Also attributing was an increase in accounts receivable, inventories and other assets of $8.4 million and a decrease in accounts payable and accrued expenses of $14.0 million, offset by an increase in intercompany payable and income taxes payable of $4.1 million. The increase in inventories was primarily due to inventories at warehouses being established or increased for better availability of product to customers, and to alleviate rail transportation problems encountered. The decrease in accounts payable was primarily due to the return to standard terms of payments due Glencore from Northwest Aluminum Company. The net cash provided by operating activities during the six months ended June 30, 1998 was primarily attributable to net income, as adjusted for non-cash charges, of $17.3 million, and a decrease in accounts receivable of $6.4 million. This was offset by an increase in inventories and other assets of $3.9 million and a decrease in accounts payable, accrued expenses and income taxes payable of $17.3 million.

     Net cash used in investing activities was $14.8 million in the six months ended June 30, 1999, compared to net cash used in investing activities of $9.1 million in the six months ended June 30, 1998. Cash used in investing activities in the six months ended June 30, 1999 was primarily attributable to capital expenditures of $16.3 million. Cash used in investing activities in the six months ended June 30, 1998 was primarily attributable to capital expenditures of $9.1 million.

     Net cash used in financing activities was $0.8 million in the six months ended June 30, 1999 and net cash provided by financing activities was $5.7 million in the six months ended June 30, 1998. Net cash used in financing activities in the six months ended June 30, 1998 was primarily attributable to $6.1 million provided from net repayments on our credit facility.

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

Effect of Recently Issued Accounting Standards

     In February 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 135 ("SFAS No. 135"), Rescission of Financial Accounting Standards Board No. 75 ("SFAS No. 75") and Technical Corrections. SFAS No. 135 rescinds SFAS No. 75 and amends Statement of Financial Accounting Standards No. 35. SFAS No. 135 also amends other existing authoritative literature to make various technical corrections, clarify meanings, or describe applicability under changed conditions. SFAS No. 135 is effective for financial statements issued for fiscal years ending after February 15, 1999. We believe that the adoption of SFAS No. 135 will not have a significant effect on our financial statements.

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

     Goldendale's year 2000 compliance analysis to date has identified its inventory system as year 2000 deficient. Goldendale is upgrading the ERP system software and is also developing software upgrades to the present inventory system. The ERP Phase I implementation will be complete by October 1, 1999. All of our systems will then be year 2000 compliant. Until the upgrade is complete, Goldendale will continue to gather information and assess the possibilities of disruption to its operations, liquidity, and financial condition posed by the year 2000 problem.

     Goldendale has made, and will continue to update, inquiries of customers and suppliers on which the operations of the business are critically dependent to determine their year 2000 readiness.

The analysis of the responses from customers and suppliers received so far indicates substantial compliance with year 2000 issues. In our assessment to date, there will not be a material affect if there is a disruption in our relationships with vendors or suppliers who are not year 2000 compliant. However, a contingency plan is being developed to deal with the worst case scenario.

     We expect to complete a contingency plan by the end of the third quarter. The worst case scenario would include a power interruption of more than four hours. Between four and twenty-four hours of power outage, we would take every measure necessary to keep the cells from solidifying. After twenty-four hours of power outage, it would be necessary to make an orderly shut down of the facility. We have no back up, nor is it feasible to obtain a back up, for our power source.

     In the last year, Goldendale has expended nearly $100,000 on its year 2000 review and had budgeted $3.5 million over the next two years to upgrade and further integrate its business and process systems to maintain year 2000 compliance.

Northwest

     Northwest retained outside experts to review its year 2000 readiness and make recommendations on how to become year 2000 compliant. To date, Northwest's major business systems have been reviewed and tested for year 2000 compliance. The majority of all critical business systems are year 2000 compliant since the latest implementation of an SAP R/3 enterprise resource planning system. The business systems included are sales, accounting, purchasing, production, inventory management and plant maintenance. We have completed 100% of the testing of Northwest's remaining information technology systems, including process systems, as well as the non-information technology systems for year 2000 compliance. We have identified some of Northwest's non-information technology systems as non-year 2000 compliant. We adopted a plan with varying priorities based on how critical the system is and all critical systems are in compliance or are year 2000 ready. Some minor systems may remain non-compliant but are not critical to business operation and will be completed before year-end.

     Northwest has made inquiries of its customers and suppliers to determine the potential effect of their year 2000 readiness on its operations. To date, Northwest has contacted all vendors/suppliers and found that most that were non-compliant planned to be compliant by mid- 1999. Quarterly updates have been conducted and will continue through the remainder of the year. To date, all vendors identified as critical are either compliant or alternate vendors have been identified. Alternatively, critical supplies will be acquired to prevent, where possible, relationship disruption from interfering with business operation. One critical raw material, electricity, is sole sourced from the Bonneville Power Administration for delivery and cannot be otherwise obtained. BPA has assured us that it is year 2000 compliant; however BPA does not guarantee an interruption-free supply. Northwest has also made inquiries of its customers. The initial review has been completed and indicates all critical customers are addressing the year 2000 issue.

     Northwest has developed a contingency plan for year 2000 non-compliance by vendors and customers. The worst case scenario would include a power interruption of more than four hours. Between four and twenty-four hours of power outage, we would take every measure necessary to keep the cells from solidifying. After twenty-four hours of power outage, it would be necessary to make an orderly shut down of the facility. We have no back up, nor is it feasible to obtain a back up, for our power source.

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

Employee Benefit Plan Matters

     Based on 1998 data, an outside consultant determined the qualified retirement plans of Northwest and Goldendale meet discrimination and coverage requirements by a narrow numerical margin. The plans must satisfy the requirements each year.

     Outcome of the testing for a year is difficult to predict because the test is complex and includes employees of entities controlled by Brett Wilcox whose businesses are unrelated to our business. We believe if the test is failed Northwest or Goldendale may be able to redesign their plans to pass without material costs or adverse consequences. Alternatively, the qualified retirement benefits for companies other than Northwest or Goldendale may need to be enhanced. If those entities are financially unable to implement such a remedy, the tax qualification under Section 401(a) of the Internal Revenue Code of 1986 of the plans of Northwest and Goldendale could be jeopardized. If a plan fails and the enhancement of benefits of other entities is the necessary remedy, we believe the entities responsible for those remedies will be able to provide adequate enhanced benefits.

Forward-looking Statements

     This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this section (see, for example, "Overview," "Results of Operations," and "Liquidity and Capital Resources"). Such statements can be identified by the use of forward looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the following:

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

o We have been insulated from changes in the price of alumina because of our tolling agreements with Hydro and Glencore. The loss of either of these agreements would subject us to the risks associated with buying raw materials on the open market.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company manages interest rate risk through the strategic use of fixed and variable interest rate debt and, to a limited extent, interest rate derivatives. At June 30, 1999, the Company's derivative instrument consisted of an interest rate swap agreement which expires in 2003 and effectively fixes the Company's interest rate at 6.4% on a notional principal amount of $20.0 million on the Company's floating rate long-term debt. The agreement requires quarterly cash settlements for interest rate fluctuation outside of the fixed rate.

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


                                       GOLDEN NORTHWEST ALUMINUM, INC.
                                       NORTHWEST ALUMINUM COMPANY
                                       NORTHWEST ALUMINUM SPECIALTIES, INC.
                                       NORTHWEST ALUMINUM TECHNOLOGIES, LLC


Date:  August 13, 1999                      By: WILLIAM R. REID
                                                --------------------------------
                                                William R. Reid
                                                Chief Accounting Officer


                                       GOLDENDALE HOLDING COMPANY
                                       GOLDENDALE ALUMINUM COMPANY


Date:  August 13, 1999                      By: JESSIE CASSWELL
                                                --------------------------------
                                                Jessie Casswell
                                                Chief Accounting Officer

                                  EXHIBIT INDEX


     Exhibit No.                  Description
     -----------                  -----------

        27.1                      Financial Data Schedule