Form 10-Q
period 1999-09-30
GOLDEN NORTHWEST ALUMINUM INC; NORTHWEST ALUMINUM SPECIALTIES INC; NORTHWEST ALUMINUM CO; NORTHWEST ALUMINUM TECHNOLOGIES LLC; GOLDENDALE HOLDING CO; GOLDENDALE ALUMINUM CO
filed 1999-11-15
CIK 1079177, 1079176, 1079178, 1079191, 1079192, 1079194

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                        Commission file number 333-72245


                         GOLDEN NORTHWEST ALUMINUM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Oregon                                 93-1249606
  -------------------------------                  ----------------
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

YES [X]  NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            CLASS              OUTSTANDING AT November 12, 1999
            -----              --------------------------------
        Common Stock                        1,000

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                     ASSETS

                                                                                   December 31,      September 30,
                                                                                          1998               1999
                                                                                --------------     --------------
                                                                                                     (unaudited)
Current assets:
     Cash and cash equivalents..............................................    $       37,633     $        5,056
     Trade accounts receivable, less allowance for doubtful accounts of
        $100................................................................            48,164             51,836
     Current portion of receivable due from related company.................             2,126              2,656
     Inventories............................................................            55,083             60,391
     Prepaid expenses.......................................................               786                720
     Deferred income taxes..................................................             1,494              1,870
                                                                                --------------     --------------
              Total current assets..........................................           145,286            122,529
                                                                                --------------     --------------
     Property, plant and equipment, net.....................................           117,761            131,232
         Power project assets held for sale.................................               543                543
Goodwill, net of accumulated amortization of $12,531 and $16,091............            88,140             84,580
Advances to shareholder.....................................................             2,000              2,000
     Receivable due from related company, less current portion..............             2,826              2,141
     Net other assets, less allowance for doubtful account of $900..........             9,572              9,914
                                                                                --------------     --------------

                                                                                $      366,128     $      352,939
                                                                                ==============     ==============

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:

     Current portion of long-term debt......................................    $            -     $            -
     Trade accounts payable.................................................            41,035             35,785
     Accrued expenses.......................................................            19,598             23,740
     Income taxes payable...................................................             5,361              7,618
                                                                                --------------     --------------
              Total current liabilities.....................................            65,994             67,143
                                                                                --------------     --------------
     Long-term debt, less current portion...................................           170,000            170,000
     Deferred income taxes..................................................             9,965              9,121
     Deferred compensation..................................................             1,734              1,457
     Other long-term liabilities............................................             1,741              1,803
     Dividends payable......................................................             9,515             12,252
                                                                                --------------     --------------
              Total liabilities.............................................           258,949            261,776
                                                                                --------------     --------------

Commitments and Contingencies (Notes 5, 6 and 7)

Preferred stock of subsidiary...............................................            29,663             29,663

Shareholder's Equity:
        Common stock, $0.10 par value; 350,000 shares authorized; 1,000
        shares issued and outstanding.......................................                 -                  -
     Additional paid-in capital.............................................            65,504             65,504
     Retained earnings (accumulated deficit)................................            12,012             (4,004)
                                                                                --------------     --------------
              Total shareholder's equity....................................            77,516             61,500
                                                                                --------------     --------------

                                                                                $      366,128     $      352,939
                                                                                ==============     ==============

                 The accompanying notes to interim consolidated
                    financial statements are an integral part
                              of these statements.

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                           Three Months Ended September 30       Nine months Ended September 30,
                                           -------------------------------       -------------------------------
                                                     1998             1999                 1998             1999
                                           --------------   --------------       --------------   --------------
                                                            (in thousands, except share data)
Revenues...................................$      113,528      $      112,718    $      360,035   $      323,065
Cost of revenues...........................       106,289             105,791           329,917          311,121
                                           --------------      --------------    --------------   --------------
Gross margin...............................         7,239               6,927            30,118           11,944
General and administrative expenses........         5,052               2,929            12,087           10,215
                                           --------------      --------------    --------------   --------------
Operating income (loss)....................         2,187               3,998            18,031            1,729
                                           --------------      --------------    --------------   --------------
Other income (expense):
   Interest expense........................        (4,139)             (5,574)          (11,251)         (16,836)
   Other income, net.......................           692                  82             1,540              607
                                           --------------      --------------    --------------   --------------
Net other expense..........................        (3,447)             (5,492)           (9,711)         (16,229)
                                           --------------      --------------    --------------   --------------
Income (loss) before income taxes..........        (1,260)             (1,494)            8,320          (14,500)
Income tax expense (benefit)...............           580                 846             4,685           (1,219)
                                           --------------      --------------    --------------   --------------
Net income (loss)..........................$       (1,840)     $       (2,340)   $        3,635   $      (13,281)
                                           ==============      ==============    ==============   ==============

Net income (loss)..........................$       (1,840)     $       (2,340)   $        3,635   $      (13,281)
Dividends accrued on preferred stock
  of subsidiary............................          (912)               (911)           (2,737)          (2,737)
                                           --------------      --------------    --------------   --------------
Net income (loss) available to common
  shareholder..............................$       (2,752)     $       (3,251)   $          898   $      (16,018)
                                           ==============      ==============    ==============   ==============

Earnings (loss) per share - basic and diluted:

Net income (loss) available to common
  shareholder .............................$       (2,752)     $       (3,251)   $          898   $      (16,018)
                                           ==============      ==============    ==============   ==============
Net income (loss) per share of common
 stock.....................................$       (2,752)     $       (3,251)   $          898   $      (16,018)
                                           ==============      ==============    ==============   ==============

Weighted average shares of common stock
  outstanding..............................         1,000               1,000             1,000            1,000
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

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents


                                                                         Nine Months Ended September 30,
                                                                         -------------------------------
                                                                                  1998              1999
                                                                         -------------     -------------
                                                                                 (in thousands)
Cash flows from operating activities:
   Net income (loss).................................................    $       3,635     $     (13,281)
   Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities
     Depreciation and amortization...................................           13,956            16,271
      Amortization of financing costs................................              619               784
     Loss on disposal of assets......................................               78                11
     Deferred income taxes...........................................            2,474            (1,220)
     Change in assets and liabilities, net of effect of acquisition:
       Trade accounts receivable.....................................           13,743            (3,672)
       Inventories...................................................           (1,422)           (5,308)
       Prepaid expenses..............................................             (212)               66
       Other assets..................................................              837            (2,118)
       Trade accounts payable........................................          (13,595)           (5,250)
       Accrued expenses..............................................           (2,900)               (3)
        Intercompany payable.........................................                -             4,145
        Income taxes payable.........................................             (739)            2,257
        Other liabilities............................................              426                64
                                                                         -------------     -------------
Net cash provided by (used in) operating activities                             16,900            (7,254)
                                                                         -------------     -------------
Cash flows from investing activities:
  Acquisition of property, plant and equipment                                 (12,809)          (26,218)
  Payments from related company......................................             (240)            1,733
  Proceeds from sale of equipment....................................                -                25
                                                                         -------------     -------------
Net cash used in investing activities................................          (13,049)          (24,460)
                                                                         -------------     -------------
Cash flows from financing activities:
  Borrowings under revolving credit facilities.......................          237,000            31,733
  Repayments under revolving credit facilities.......................         (230,762)          (28,625)
  Principal repayments of term loan facilities.......................           (9,404)          (17,472)
  Contribution of capital............................................              130                 -
  Borrowings from parent.............................................                -            14,364
  Deferred finance costs.............................................                -              (586)
  Principal payments on deferred compensation notes..................             (944)             (277)
                                                                         -------------     -------------
Net cash used in financing activities................................           (3,980)             (863)
                                                                         -------------     -------------
Net decrease in cash and cash equivalents............................             (129)          (32,577)
Cash and cash equivalents, beginning of period.......................            1,251            37,633
                                                                         -------------     -------------
Cash and cash equivalents, end of period.............................    $       1,122     $       5,056
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

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                (Unaudited) (Dollars in thousands, except prices
                              and per share amounts)


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

     The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's (defined below) consolidated financial statements; accordingly, it is that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's consolidated financial position and results of operations.

     Operating results for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                (Unaudited) (Dollars in thousands, except prices
                             and per share amounts)

and 100% of his membership interest in Technologies to the Company. The transaction was accounted for as a merger of entities under common control in a manner similar to a pooling of interests. Accordingly, the financial statements give retroactive effect to this transaction.

     The Company, Technologies and Goldendale report on a December 31 fiscal year basis; Northwest reports on a September 30 fiscal year basis. Included in accrued expenses at September 30, 1999 is $4,145 and at December 31, 1998 is $418, representing the portion of intercompany advances which do not eliminate due to the differing year ends. All other significant intercompany accounts and transactions have been eliminated.

3.   Effect of Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the object of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently analyzing the financial impact (if any) the adoption of SFAS No. 133 will have on its financial statements.

4.   Inventories

     Inventories consist of the following:

                                                               December 31,   September 30,
                                                                      1998            1999
                                                              ------------    ------------
     Purchased metals and tolling in process................  $     33,047    $     39,165
     Supplies and alloys....................................        12,558          12,875
     Carbon plant materials.................................         5,793           4,765
     Alumina................................................         3,685           3,586
                                                               -----------    ------------
                                                              $     55,083    $     60,391
                                                               ===========    ============

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                (Unaudited) (Dollars in thousands, except prices
                             and per share amounts)

5.   Long-term Debt

     Long-term debt consists of the following:


                                                               December 31,   September 30,
                                                                      1998            1999
                                                              ------------    ------------
     First mortgage notes.................................... $    150,000    $    150,000
     Subordinated credit agreement...........................       20,000          20,000
     Revolving Credit Facilities.............................            -               -
                                                              ------------    ------------
     Long-term debt..........................................      170,000         170,000
     Less current portion....................................            -               -
                                                              ------------    ------------
     Long-term debt less current portion..................... $    170,000    $    170,000
                                                              ============    ============

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

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                (Unaudited) (Dollars in thousands, except prices
                             and per share amounts)

     In December 1998, the Company entered into a $75 million bank revolving credit facility, which matures on December 20, 2003 and is collateralized by inventory, accounts receivable and related intangibles, including a security interest in the Company's tolling agreements. As specified in the credit agreement, borrowings under the credit facility bear interest at a floating base rate plus from 0.50% to 1.00% or the LIBOR rate plus from 2.00% to 2.50%. The additional margin is dependent upon the consolidated ratio of earnings before interest, income taxes, depreciation and amortization to interest expense. The credit facility provides for the payment of a commitment fee of 0.50% per annum based on the unused portion of the credit facility. The credit agreement contains restrictive covenants, including a minimum net worth requirement, a minimum excess availability requirement and limitations on capital expenditures, dividends, additional indebtedness, mergers and other business combinations, assets sales, encumbrances, investments and transactions with affiliates. The Company was in compliance with these covenants at September 30, 1999. There were no amounts outstanding under this credit facility at December 31, 1998 and September 30, 1999.

     Also in December 1998, the Company entered into a subordinated credit agreement with Norsk Hydro USA, Inc. pursuant to which $20 million was advanced. The debt bears interest at LIBOR plus two percent (7.104% at September 30, 1999) and is due in December 2005. The debt is secured by a second lien and a pledge on the collateral securing the first mortgage notes and is guaranteed by the Company's subsidiaries. Except for the collateral security, the guarantees by the Company's subsidiaries are subordinate to the indebtedness under the bank revolving credit facility. The credit agreement provides for additional borrowings of $10 million on or prior to December 31, 2001.

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

     At September 30, 1999, the Company had a liability of approximately $1,803 ($1,741 at December 31, 1998) for estimated environmental remediation activities at Goldendale's facility. The Company's estimate of this liability is based on a remediation study conducted by independent engineering consultants. The total cost of remediation is estimated at $2.5 million; however, under a court decree the Company is only responsible for 57% of the total. The remaining cost is the

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                (Unaudited) (Dollars in thousands, except prices
                             and per share amounts)

responsibility of prior owners. No accrual has been provided for the Northwest facility as the Company is unaware of any current condition which would give rise to remedial action.

     The Company has entered into various agreements for the purchase of power and aluminum. Future estimated minimum payments under these noncancellable agreements are as follows


          Year Ending December 31,                                    Amount
          --------------------------------------------------   -------------

          1999                                                 $     177,677
          2000                                                        83,887
          2001                                                        68,699

7.   Income Taxes

     The Internal Revenue Service ("IRS") has audited the Company's income tax returns and has proposed to change the Company's method of accounting for certain expenditures that were deducted when incurred. The IRS has proposed to capitalize and depreciate these expenditures over an estimated useful life. Goldendale Aluminum Company is currently appealing the proposed change in accounting method initiated by the IRS and believes that it has various meritorious defenses. However, at September 30, 1999, the Company has recorded a liability associated with the proposed change in accounting method that is effective for all tax years subsequent to 1989, of approximately $11.5 million, which includes interest of $4.0 million. Because the Company has recorded a liability associated with the proposed change, ultimate resolution is not expected to have a material impact on the Company's results of operations. Northwest Aluminum Company has reached an agreement with the IRS to capitalize certain expenditures. The sole shareholder of the Company will incur additional taxes and interest associated with this agreement. It is the Company's intention to reimburse the shareholder for such amounts, in the form of a dividend. The Company estimates that the dividend distribution for payment of taxes and interest will range from $1.8 to $2.0 million. The Company intends to use funds available under its current financing arrangements and funds generated from operations to pay any amounts ultimately assessed.


8.   Supplemental Disclosures of Cash Flow Information

     Supplemental disclosures of cash flow information is as follows:

                                                                         Nine Months Ended September 30,
                                                                         -------------------------------
                                                                                  1998              1999
                                                                         -------------     -------------
Cash paid during the period for:
   Interest.......................................................       $      11,281     $      11,967
   Income taxes...................................................               2,900                --

Non-cash investing and financing activities:

   Dividends accrued on preferred stock...........................               2,737             2,737

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                (Unaudited) (Dollars in thousands, except prices
                             and per share amounts)

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

     Northwest Aluminum Company and Northwest Aluminum Specialties, Inc.

                                                           Nine Months Ended
                                                             September 30,
                                                    -------------------------------
                                                             1998              1999
                                                    -------------     -------------
                                                               (unaudited)
Condensed Statement of Operations
   Revenues:
     Customers..................................... $     224,160     $     201,493
     Parent and related companies..................           239               330
                                                    -------------     -------------
                                                          224,399           201,823
   Cost of revenues................................       213,226           194,764
   General and administrative expenses.............         6,272             4,229
                                                    -------------     -------------
   Operating income................................         4,901             2,830
   Net other income (expense)......................        (5,542)           (6,923)
                                                    -------------     -------------
   Net loss........................................ $        (641)    $      (4,093)
                                                    =============     =============

Condensed Balance Sheet
   Current assets.................................. $      76,177     $      78,512
   Non-current assets..............................        45,841            42,127
                                                    -------------     -------------
     Total assets.................................. $     122,018     $     120,639
                                                    =============     =============

   Current liabilities............................. $      33,288     $      41,460
   Non-current liabilities.........................        69,473            66,856
   Shareholder's equity............................        19,257            12,323
                                                    -------------     -------------
     Total liabilities and shareholder's equity.... $     122,018     $     120,639
                                                    =============     =============

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                (Unaudited) (Dollars in thousands, except prices
                             and per share amounts)

     Goldendale Holding Company and Subsidiary

                                                           Nine Months Ended
                                                             September 30,
                                                    --------------------------------
                                                              1998              1999
                                                    --------------    --------------
                                                               (unaudited)
Condensed Statement of Operations
    Revenues:
     Customers..................................... $      135,636    $      121,572
     Parent and related companies..................              -               214
                                                    --------------    --------------
                                                           135,636           121,786
    Cost of revenues...............................        116,691           117,546
    General and administrative expenses............          5,815             5,772
                                                    --------------    --------------
    Operating income (loss)........................         13,130            (1,532)
    Net other income (expense).....................         (4,023)           (5,289)
    Income tax expense (benefit)...................          4,685            (1,219)
                                                    --------------    --------------
    Net income (loss).............................. $        4,422    $       (5,602)
                                                    ==============    ==============

Condensed Balance Sheet
    Current assets................................. $       38,031    $       44,773
    Non-current assets.............................        172,176           181,298
                                                    --------------    --------------
     Total assets.................................. $      210,207    $      226,071
                                                    ==============    ==============

    Current liabilities............................ $       39,203     $      39,476
    Non-current liabilities........................         73,579           132,614
    Shareholder's equity...........................         97,425            53,981
                                                    --------------    --------------
     Total liabilities and shareholders' equity.... $      210,207     $     226,071
                                                    ==============    ==============

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

                                                   Price Per
                   Year Ended December 31,             Pound
                   -----------------------         ---------
                            1995                      $ 0.83
                            1996                      $ 0.70
                            1997                      $ 0.74
                            1998                      $ 0.63

     We believe the current market price for aluminum is depressed due primarily to the softening in the economies of several Eastern European, Pacific Rim and South American countries, which has cast concern on the prospects for future demand from these important aluminum consumption regions. Recent LME prices have fluctuated around $.68 per pound and the timing and duration of any change in aluminum prices is uncertain. The average three-month LME price per pound of aluminum for the nine months ended September 30, 1999 was $.61. We believe our cash flow and earnings in the near term will be significantly lower than amounts reported for comparable prior periods due primarily to the delayed effect of changes in LME prices caused by our tolling agreements.

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

Results of Operations

     The following table sets forth combined statement of income data as a percentage of revenues for the three months and the nine months ended September 30, 1998 and 1999.

                                                   Three Months Ended                    Nine Months Ended
                                                      September 30,                        September 30,
                                                ------------------------           -------------------------
                                                      1998          1999                 1998           1999
                                                ----------    ----------           ----------     ----------
Revenues........................................     100.0%        100.0%               100.0%         100.0%
Cost of revenues................................      93.6%         93.9%                91.6%          96.3%
                                                ----------    ----------           ----------     ----------
Gross margin....................................       6.4%          6.1%                 8.4%           3.7%
General and administrative expenses.............       4.5%          2.6%                 3.4%           3.2%
                                                ----------    ----------           ----------     ----------
Operating income................................       1.9%          3.5%                 5.0%            .5%
Interest expense................................      (3.6)%        (4.9)%               (3.1)%         (5.2)%
Other income (expense), net.....................       0.6%          0.1%                 0.4%           0.2%
                                                ----------    ----------           ----------     ----------
Net other expenses..............................      (3.0)%        (4.8)%               (2.7)%         (5.0)%
                                                ----------    ----------           ----------     ----------
Income (loss) before income taxes...............      (1.1)%        (1.3)%                2.3%          (4.5)%
Income tax expense (benefit)....................        .5%           .8%                 1.3%           (.4)%
                                                ----------    ----------           ----------     ----------
Net income (loss)...............................      (1.6)%        (2.1)%                1.0%          (4.1)%
                                                ----------    ----------           ----------     ----------

Three Months and Nine Months Ended September 30, 1998 Compared to Three Months and Nine Months Ended September 30, 1999

     Primary aluminum production under our tolling contracts increased from
129.7 million pounds for the three months ended September 30, 1998 to 133.5 million pounds for the three months ended September 30, 1999. During the nine-month periods ended September 30, primary aluminum production decreased from 395.3 million pounds in 1998 to 393.4 million pounds in 1999. These changes in production levels were due primarily to the cyclical nature of our cell relining activity. Shipments of non-tolled value-added aluminum products were
67.7 million pounds for the three months ended September 30, 1998 and September 30, 1999. For the nine-month periods ended September 30, shipments of non-tolled value-added aluminum products were 203.2 million pounds for 1998 and 197.0 million pounds for 1999. The decrease in shipments of non-tolled value-added products for the nine-month periods ended September 30 resulted primarily from the softening of the commodity billet market during the first quarter of 1999.

     Revenues decreased from $113.5 million to $112.7 million for the three months ended September 30, 1998 and 1999, respectively, and decreased from $360.0 million to $323.1 million for the nine months ended September 30, 1998 and 1999, respectively. Revenues from tolling contracts decreased from $63.0 million to $61.8 million for the three months ended September 30, 1998 and 1999, respectively, and decreased from $204.3 million to $177.3 million for the nine months ended September 30, 1998 and 1999, respectively. These decreases were due primarily to the decrease in market aluminum prices and the decrease in production levels in the first quarter of 1999. Sales of non-tolled value-added products were $50.5 million and $51.0 million for the three months ended September 30, 1998 and 1999, respectively, and were $155.7 million and $145.8 million for the nine months ended September 30, 1998 and 1999, respectively. The decrease in the sales of non-tolled value-added products was due to the decrease in market aluminum prices in 1999, offset by the change in product mix, which allowed for higher average premiums on the volume sold.

     Gross margin decreased from $7.2 million to $6.9 million for the three months ended September 30, 1998 and 1999, respectively, a decrease of 4%, and decreased from $30.1 million to $11.9 million for the nine months ended September 30, 1998 and 1999, respectively, a decrease of 60%. As a percentage of revenues, for the three-month periods ended September 30, gross margin declined from 6.3% in 1998 to 6.1% in 1999, and declined from 8.4% in 1998 to 3.7% for 1999 for the nine-month periods ended September 30, 1998 and 1999, respectively. Gross margin declined primarily due to the decrease in market prices of aluminum, and an increase in the estimated cost for spent pot liner removal of $1.0 million, offset by a decrease in the cost of electricity as a result of selling one of our power contracts for $3.5 million.

     General and administrative expenses decreased from $5.0 million to $2.9 million for the three-month periods ended September 30, 1998 and 1999, respectively. These expenses decreased from $12.0 million to $10.2 million for the nine-month periods ended September 30, 1998 and 1999, respectively. As a percentage of revenues, general and administrative expenses decreased from 4.4% to 2.6% for the three-month periods and from 3.3% to 3.2 % for the nine-month periods. These changes were due primarily to the inclusion of a write-off of an account receivable of $1.2 million in 1998.

     Interest expense increased from $4.2 million to $5.5 million, or 31%, for the three months ended September 30, 1998 and 1999, respectively, and increased from $11.3 million to $16.8 million, or 49%, for the nine months ended September 30, 1998 and 1999, respectively. In December 1998, we completed an offering of $150 million of 12% first mortgage notes. Additionally, we received a $20 million advance under a credit arrangement with Norsk Hydro USA, Inc. As a result of these borrowings, interest expense increased significantly between the comparable periods from 1998 to 1999.

     Income tax expense increased from $0.6 million for the three months ended September 30, 1998 to $0.9 million for the three months ended September 30, 1999. Income tax expense decreased from $4.7 million for the nine months ended September 30, 1998 to an income tax benefit of $1.2 million for the nine months ended September 30, 1999. These changes were due primarily to changes in net income.

     As a result of the foregoing factors, we reported a net loss of $2.4 million in the three months ended September 30, 1999 versus a net loss of $1.9 million in the three months ended September 30, 1998. For the nine months ended September 30, 1999, we reported a net loss of $13.3 million, versus net income of $3.6 million for the nine months ended September 30, 1998.

Liquidity and Capital Resources

     Historically, our cash and capital requirements have been satisfied through cash generated from operating activities and borrowings under our primary credit facilities.

     Our liquidity and capital needs relate primarily to payment of principal and interest on outstanding borrowings, the funding of capital expenditures, and the funding of distributions to our sole shareholder to pay income taxes. These needs also relate to working capital and other general corporate requirements, including the incremental working capital needs anticipated in connection with the potential termination of the Glencore tolling agreement in December 1999. We have upgraded our management information systems, including hardware and software, to the SAP R/3 enterprise resource planning system. Furthermore, we are subject to a number of contingencies and uncertainties, including a potential income tax deficiency.

     Our statement of cash flows for the periods indicated are summarized below:

                                                                      Nine Months Ended
                                                                        September 30,
                                                                      1998              1999
                                                               -----------------------------
                                                                      (In thousands)
Net cash provided by (used in) operating activities            $    16,900      $    (7,254)
Net cash used in investing activities                              (13,049)         (24,460)
Net cash used in investing activities                               (3,980)            (863)
Decrease in cash                                                      (129)         (32,577)

     Net cash provided by operating activities was $16.9 million for the nine months ended September 30, 1998, and the net cash used in operating activities was $7.3 million for the nine months ended September 30, 1999. Of the net cash used in operating activities during the nine months ended September 30, 1999, $11.0 million was attributable to an increase in accounts receivable, inventories and other assets, and a decrease in accounts payable and accrued expenses of $5.3 million. These were offset by a positive impact of $2.6 million attributable to our net loss, adjusted for non-cash charges, and an increase in intercompany payable and income taxes payable of $6.4 million. The increase in inventories was primarily due to inventories at warehouses being established or increased for better availability of product to customers and to alleviate rail transportation problems. The decrease in accounts payable was primarily attributable to the return to standard terms of payments due Glencore from Northwest Aluminum Company. The net cash provided by operating activities during the nine months ended September 30, 1998 was primarily attributable to net income, as adjusted for non-cash charges, of $20.8 million, and a decrease in accounts receivable of $13.7 million. This was offset by an increase in inventories and other assets of $0.8 million and a decrease in accounts payable, accrued expenses and income taxes payable of $16.8 million.

     Net cash used in investing activities was $24.5 million in the nine months ended September 30, 1999, compared to net cash used in investing activities of $13.0 million in the nine months ended September 30, 1998. Cash used in investing activities in the nine months ended

September 30, 1999 was primarily attributable to capital expenditures of $26.2 million. Cash used in investing activities in the nine months ended September 30, 1998 was primarily attributable to capital expenditures of $12.8 million.

     Net cash used in financing activities was $0.9 million in the nine months ended September 30, 1999 and net cash used in financing activities was $4.0 million in the nine months ended September 30, 1998. Net cash used in financing activities in the nine months ended September 30, 1999 was primarily attributable to a reduction of deferred finance costs and payments of principal on deferred compensation notes. Net cash used in financing activities in the nine months ended September 30, 1998 was primarily attributable to $3.1 million of net repayments on our credit facility.

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

Effect of Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the object of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently analyzing the financial impact (if any) the adoption of SFAS No. 133 will have on its financial statements.

Year 2000 Compliance

     The Company retained outside experts to review its year 2000 readiness and make recommendations on year 2000 compliance issues, The Company's major business systems have been reviewed and tested for year 2000 compliance. All critical business systems are year 2000 compliant with the implementation of an SAP R/3 enterprise resource planning system. The business systems included are sales, accounting, purchasing, production, inventory management and plant maintenance. We have completed 100% of the testing of the Company's remaining information technology systems, including process systems, as well as the non-information technology systems for year 2000 compliance. We have identified some of the Company's non-information technology systems as non-year 2000 compliant. We adopted a plan with varying priorities based on how critical the system is and all critical systems are in compliance or are year 2000 ready. Some minor systems may remain non-compliant but are not critical to business operation and will be completed before year-end. An audit by outside experts confirmed our year 2000 readiness.

     The Company has made inquiries of its customers and suppliers to determine the potential effect of their year 2000 readiness on its operations. The Company has contacted all vendors and suppliers and believes that most are compliant. Quarterly updates have been conducted and will continue through the remainder of the year. All vendors identified as critical are either compliant or alternate vendors have been identified. Alternatively, critical supplies will be acquired to prevent, where possible, relationship disruption from interfering with business operation. One critical raw material, electricity, is sole sourced from the Bonneville Power Administration for delivery and cannot be otherwise obtained. BPA has assured us that it is year 2000 compliant; however BPA does not guarantee an interruption-free supply. The Company has also made inquiries of its customers. The initial review has been completed and indicates all critical customers are addressing the year 2000 issue.

     The Company has developed a contingency plan for year 2000 non-compliance by vendors and customers. The worst case scenario would include a power interruption of more than four hours. Between four and twenty-four hours of power outage, we would take every measure necessary to keep the cells from solidifying. After twenty-four hours of power outage, it would be necessary to make an orderly shut down of the facility. We have no back up, nor is it feasible to obtain a back up, for our power source.

     Over the past year, Northwest has spent approximately $2 million on its year 2000 review, the implementation of solutions to identified year 2000 problems and to upgrade computer systems. Many of those expenditures have been used to upgrade computer systems and not solely to resolve potential year 2000 problems. The Company expects to spend another $500,000 to complete its system upgrade.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company manages interest rate risk through the strategic use of fixed and variable interest rate debt and, to a limited extent, interest rate derivatives. At September 30, 1999, the Company's derivative instrument consisted of an interest rate swap agreement which expires in 2003 and effectively fixes the Company's interest rate at 6.4% on a notional principal amount of $20.0 million on the Company's floating rate long-term debt. The agreement requires quarterly cash settlements for interest rate fluctuation outside of the fixed rate.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Goldendale is involved in a dispute with the Internal Revenue Service relating to proposed adjustments in its taxable income for prior years. These adjustments could affect income taxes in future years. In August 1999, Northwest settled a similar dispute with the IRS. Northwest has agreed to capitalize certain expenditures for prior years. As a result, the Company expects to pay a dividend to its shareholder for payment of these taxes that will range from $1.8 to $2.0 million.

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


                                      GOLDEN NORTHWEST ALUMINUM, INC.
                                      NORTHWEST ALUMINUM COMPANY
                                      NORTHWEST ALUMINUM SPECIALTIES, INC.
                                      NORTHWEST ALUMINUM TECHNOLOGIES, LLC


Date: November 15, 1999                    By: WILLIAM R. REID
                                               ---------------------------------
                                               William R. Reid
                                               Chief Accounting Officer


                                     GOLDENDALE HOLDING COMPANY
                                     GOLDENDALE ALUMINUM COMPANY


Date: November 15, 1999                    By: JESSIE CASSWELL
                                               ---------------------------------
                                               Jessie Casswell
                                               Chief Accounting Officer

                                  EXHIBIT INDEX


         Exhibit No.         Description
         -----------         -----------

            27.1             Financial Data Schedule