Form 10-K405
period 1999-12-31
GOLDEN NORTHWEST ALUMINUM INC; NORTHWEST ALUMINUM SPECIALTIES INC; NORTHWEST ALUMINUM CO; NORTHWEST ALUMINUM TECHNOLOGIES LLC; GOLDENDALE HOLDING CO; GOLDENDALE ALUMINUM CO
filed 2000-03-30
CIK 1079177, 1079176, 1079178, 1079191, 1079192, 1079194

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-19657


                         GOLDEN NORTHWEST ALUMINUM, INC.
             (Exact name of registrant as specified in its charter)

           OREGON                                       93-1249606
      (State or other jurisdiction          (I.R.S. Employer Identification No.)
    of incorporation or organization)

                             3313 WEST SECOND STREET
                            THE DALLES, OREGON 97058
               (Address of principal executive offices) (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (541) 296-6161
                                  -------------
                    SECURITIES REGISTERED PURSUANT TO SECTION
                               12(b) OF THE ACT:
                                      None

                    SECURITIES REGISTERED PURSUANT TO SECTION
                               12(g) OF THE ACT:
                                      None
                              (Title of each class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 27, 2000 the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was $0. Solely for purposes of this calculation, the registrant has treated its Board of Directors and executive officers as affiliates.

         As of March 27, 2000, the number of shares of the registrant's Common Stock outstanding was 1,000 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Not applicable.

This annual report on Form 10-K also constitutes an annual report pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934 for the following subsidiaries of Golden Northwest Aluminum, Inc.:

                                                                              State of             I.R.S. Employer
                                                       Commission file        incorporation or     Identification
Company                                                number                 organization         Number
-------                                                ---------------        ----------------     ---------------
Goldendale Holding Company                             333-72245-04           Delaware             91-1785763
Goldendale Aluminum Company                            333-72245-05           Delaware             91-1380241
Northwest Aluminum Company                             333-72245-02           Oregon               93-0905834
Northwest Aluminum Specialties, Inc.                   333-72245-01           Oregon               93-1019176
Northwest Aluminum Technologies, LLC                   333-72245-03           Washington           93-1196863

The address of the principal executive offices for each of these entities is 3313 West Second Street, The Dalles, Oregon 97058 and their telephone number is
(541) 296-6161.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material has been sent to security holders.

                         GOLDEN NORTHWEST ALUMINUM, INC.
                                TABLE OF CONTENTS



ITEM                                                                                                     PAGE
NO.                                                                                                       NO.
----                                                                                                     ----

                                                        PART I

1.       Business......................................................................................... 1
2.       Properties.......................................................................................11
3.       Legal Proceedings................................................................................11
4.       Submission of Matters to a Vote of Security Holders..............................................11

                                                        PART II

5.       Market for Registrant's Common Equity and Related Stockholder Matters............................12
6.       Selected Financial Data..........................................................................12
7.       Management's Discussion and Analysis of Financial Condition......................................13
7(a).    Quantitative and Qualitative Disclosures about Market Risk.......................................20
8.       Financial Statements and Supplemental Data.......................................................20
9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............21

                                                       PART III

10.      Directors and Executive Officers of the Registrant...............................................22
11.      Executive Compensation...........................................................................24
12.      Security Ownership of Certain Beneficial Owners and Management...................................25
13.      Certain Relationships and Related Transactions...................................................25

                                                        PART IV

14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................................27

                                     PART I

ITEM 1.  BUSINESS

     Our company was incorporated in 1998, and, through its three primary operating subsidiaries, Goldendale Aluminum Company, Northwest Aluminum Company and Northwest Aluminum Specialties, Inc., is a leading producer of primary aluminum and selected specialty engineered high quality value-added aluminum products. Our revenues come from two main sources: fees received from tolling alumina into aluminum and sales of value-added aluminum products. At our two facilities on the Columbia River east of Portland, Oregon, we operate two primary aluminum smelters with combined production capacity of 250,000 metric tons, making us one of the five largest primary aluminum producers in the United States. We produce approximately two-thirds of our primary aluminum under a tolling agreement with Hydro Aluminum Louisville, Inc., a large international industrial and trading company. In conjunction with our smelter operations, we operate three casthouses that produce a range of value-added aluminum products, including our proprietary line of direct-cast, small diameter, alloyed billet products.

     We sell value-added billet and related products directly to the extrusion and direct forge industries for further processing into final products such as fire extinguishers, automobile air bag canisters, golf club heads, bicycle frames and a variety of automotive and aircraft parts. We believe our cost competitive position, strategic relationships, investment in new smelting and casting technologies and mix of higher-margin, value-added products are key competitive advantages and have been primary determinants of our historical profitability.

     We believe we rank among the lower cost aluminum producers in the United States. We attribute our historical profitability to a number of factors including access to and innovative procurement of low-cost hydroelectric power, technical innovation at the plant level, good labor relations and low levels of corporate overhead.

OPERATIONS

     We conduct our business and derive revenues through two principal business activities: the production of primary aluminum under a tolling contract and the production of value-added specialty aluminum products under tolling contracts and for direct sales. All of our business is conducted under one segment as defined by Statement of Financial Accounting Standards No. 131.

PRODUCTION OF PRIMARY ALUMINUM

     Our subsidiaries operate two aluminum smelters in The Dalles, Oregon and Goldendale, Washington. The smelters have the capacity to produce approximately 250,000 metric tons of primary aluminum per year. A metric ton is equal to 2,204.6 pounds. These smelters consist of 826 vertical pin Soderberg technology reduction cells organized into five pot lines. The smelters use advanced conservation technology, computer control procedures and environmental control equipment to enhance their efficiency. Capital investment in the facilities by us and the smelters' previous owners over the life of the facilities, competitive wage rates, access to low cost hydroelectric power, low overhead and tolling agreements that have historically insured full smelter utilization have also contributed to the smelters' efficiency. The efficiency of the smelters allows us to maintain a competitive cost position relative to other industry participants, many of which are significantly larger than we are.

     SMELTING METHODS. Smelting, which involves the reduction of alumina to aluminum ingot, is an electrolytic process. Raw alumina is dissolved in an electrolytic bath in large cells, or pots, which are insulated with brick and lined with carbon. The cell lining acts as the negative cathode, and a carbon block, which is partially immersed in the electrolytic bath serves as a positive anode. The carbon anode is composed of petroleum coke and coal tar pitch and is consumed in the smelting process, as oxygen released from alumina in the reduction process binds with the carbon to form carbon dioxide. Because of the high cost of removing metallic impurities from aluminum, careful attention must be given to avoiding impurity introduction by way of the raw materials used in the anode manufacturing process. Petroleum coke and coal tar pitch are used as the carbon and binder sources because of their relatively high purity. Gases and particulate matter are collected in the hood around the lower rim of the anode casing and are passed through the smelter's air and water purification systems. Molten aluminum is drawn from the bottom of the cell, and, typically, poured into molds as unalloyed metal, or sow, or routed into holding furnaces where various alloying ingredients may be added before casting into plate, slab, logs or ingot.

     The world's aluminum smelters are evenly split between two basic anode technologies, Soderberg and pre-bake. The two processes differ only in the fabrication and connection of the carbon anode. Most recently constructed smelters use pre-bake technology, which has certain inherent advantages relative to Soderberg technology and may permit primary aluminum production at a lower cost, albeit at a higher initial investment.

     Soderberg anodes are baked by utilizing waste heat from the smelting cell and, as such, are referred to as self-baking. A steel casing or mold six to eight meters by two meters containing the coke aggregate and coal tar pitch mixture is mounted over the smelting cell and its contents bake as they progress toward the electrolytic bath. The carbon mass is allowed to slip through the casing at the rate of its oxidation in the electrolytic bath. In the vertical spike version of the Soderberg cell, electrical contact is made by steel tipped aluminum spikes entering from the top. They are pulled by a special tool and reset as their tips approach the electrolytic bath surface due to consumption of the anode. In the horizontal spike version of the Soderberg cell the steel-aluminum spikes enter through the side of the casing instead of through the top. They must be removed and reset as the anode is consumed.

     Pre-bake anodes are formed by blending sized petroleum coke aggregate and coal tar pitch, molding it into blocks complete with preformed electrical connection sockets by hydraulic pressing or vibration forming, and firing in oil- or gas-fired ceramic-lined ring furnace pits. A typical block is 70 centimeters wide, 125 centimeters long and 50 centimeters high. Electrical contact and physical support is obtained through aluminum or copper rods welded or bolted to steel stubs. The stubs are set in the anode sockets and molten cast iron is poured around them to produce a strong joint with low electrical resistance.

     GOLDENDALE SMELTER. The smelter in Goldendale, Washington was built in 1971, making it the most recently constructed aluminum smelter in the Pacific Northwest, and was expanded in 1981. The total annual production capacity of the Goldendale smelter is 168,000 metric tons of primary aluminum output. The Goldendale smelter employs vertical pin Soderberg technology and consists of 526 reduction cells organized into three pot lines. The Goldendale smelter has undergone a number of technology upgrades during its lifetime. These upgrades have resulted in a significant improvement in production efficiencies over the years as measured by energy consumption, carbon consumption and cell life.

     The Goldendale smelter was constructed from engineering plans based on Norsk Hydro ASA's Karmoy, Norway facility, and as such is similar in terms of layout, smelter design and operating processes. The Goldendale smelter was also designed to operate in tandem with our smelter located in The Dalles, Oregon.

     NORTHWEST SMELTER. Located across the Columbia River and approximately 35 miles west of the Goldendale smelter, our smelter in The Dalles produces primary aluminum. Built in 1958, The Dalles smelter consists of 300 vertical pin Soderberg reduction cells organized into two pot lines. The smelter's production capacity is about 82,000 metric tons of primary aluminum per year.

     We also operate a carbon plant at The Dalles facility. The plant produces approximately 40,000 metric tons of carbon briquettes, which are consumed during the alumina reduction process. We have surplus capacity in the plant and recently have begun selling briquettes to a non-affiliated aluminum producer.

     CELL RELINING. Each smelter's cells are grouped into series electrical circuits varying from 150 to 186 cells. Each cell must be relined on average every 2,300 to 2,600 days. When a cell is relined, it is removed from the production process by electrically isolating the cell, allowing the electricity to flow past the cell to the next cell in the circuit. The cell is allowed to cool and the lower half of the cell, known as the cathode, is removed and taken from the cell lines to our cell relining area. The residual cooled and hardened electrolyte and aluminum and the spent pot liner, which consists of carbon blocks and insulating brick, are removed from the steel cell casing. The steel casing is then straightened and patched if necessary. The cell is then relined with new insulating brick, carbon blocks and other material and supplies, including ramming paste and collector bars. The total cell relining costs are approximately $75,000 per cell. The number of cells relined each year varies based on the quality of materials used, operating conditions and the number of cells that have been relined over the years.

     THE HYDRO TOLLING AGREEMENT. Goldendale and Hydro Aluminum Louisville, Inc. entered into a ten-year contract effective January 1, 1997. The Hydro tolling agreement has been extended another five years, until December 2011.

     Under the terms of the Hydro tolling agreement, Goldendale must use its smelter exclusively to produce at least 157,000 metric tons of aluminum annually from the alumina supplied to it by Hydro, and Hydro is required to supply sufficient alumina to enable Goldendale to produce that amount of aluminum. Hydro supplies the alumina at no cost to Goldendale, and at all times the alumina and aluminum inventory is owned by Hydro. Goldendale bears the entire cost of unloading and storing the alumina and transporting it to the smelter from Goldendale's unloading facility. Hydro pays a tolling fee to Goldendale for converting the alumina to aluminum based on a percentage of the price of aluminum on the London Metal Exchange. Pursuant to its tolling agreement with Hydro, Goldendale receives an additional tolling fee for casting the aluminum into value-added "casthouse products" such as extrusion billet, foundry "T" or sheet ingot. In addition, Goldendale shares premiums that Hydro is able to realize on sales of value-added products in the market. Hydro is required to place orders for at least 70,000 metric tons of value-added products each year. The tolling agreement also specifies quality and efficiency requirements. If the products or production schedules do not meet the required specifications, the parties have agreed to work together to identify and correct the problem; however, Hydro may terminate the agreement if Goldendale's production were to continue to fall below the product or schedule specifications.

     The Hydro agreement also requires Goldendale to use any additional smelter capacity resulting from the installation of new point feeder technology under the facilities investment program, discussed below, exclusively to produce aluminum products for Hydro, subject to some maximum volumes. Hydro is required to supply sufficient alumina to enable Goldendale to produce the additional volume. However, Hydro's commitment to place orders for value-added products remains at 70,000 metric tons and has not been increased to reflect the additional casthouse capacity expected to result from the facilities investment program. Hydro has informed us that it will utilize the additional casthouse capacity. Hydro would like to receive more of the primary aluminum produced at the Goldendale smelter in the form of billet rather than ingot. In contrast to ingot, billet is a casthouse product. If Hydro's demand for billet does not use the full capacity of the Goldendale casthouse, we anticipate using the excess capacity to cast primary aluminum from the smelter at The Dalles into commodity billet for other value-added customers.

     THE GLENCORE TOLLING AGREEMENT. Northwest was a party to a tolling contract with Glencore, Ltd. until the contract expired in December 1999. Under the Glencore tolling agreement, Glencore provided alumina to Northwest for conversion into primary aluminum. Glencore supplied enough alumina to support the full production capacity of the Northwest smelter, and Northwest used its best efforts to produce 82,000 metric tons of aluminum ingot and other finished products for Glencore in exchange for a tolling fee based on a certain percentage of the London Metal Exchange price for aluminum.

     Due to the growth of its value-added operations, Northwest had increased its purchases of primary aluminum from Glencore and others to such an extent that it was purchasing more primary aluminum from Glencore and others than the production capacity of the Northwest smelter. Glencore's tolling contract allowed us to operate The Dalles smelter at full capacity while we had no developed market for our smelter production. The success of our non-tolled products, however, reduced the importance of this contract, and we did not renew it when it expired in December 1999. We have, however, entered into an agreement with Glencore to have Glencore supply the smelter at The Dalles with all of its alumina requirements from October 1, 1999 to December 31, 2004 at what we believe are favorable rates as compared to current market prices.

     UNLOADING FACILITIES. We receive raw alumina at our Portland, Oregon unloading facility. A ship channel maintained by the U.S. Army Corps of Engineers serves the facility. Three steel silos are located on the property with the capacity to store 42,000 metric tons of alumina. Alumina is delivered to the facility by ship and is then transferred into silos for short-term storage and delivered to our smelters by rail. The unloading facility has sufficient capacity to handle our unloading and storage requirements.

PRODUCTION OF VALUE-ADDED SPECIALTY ALUMINUM PRODUCTS

     We operate a value-added production operation which blends primary aluminum, produced at both our smelters or purchased from Hydro, Glencore and other aluminum producers, with various alloys into a variety of value-added products, including proprietary small diameter billet ("SDB") and related products. Our SDB products are cast directly from molten aluminum in a process that eliminates the expense associated with the extrusion process typically required to manufacture SDB products. Our SDB products are frequently manufactured to customer specifications, and, as such, can be priced to provide us with enhanced margins relative to commodity aluminum products. Since Northwest Aluminum Specialties began its value-added operations in the early 1990s, the business has grown to represent a significant percentage of our total revenues. Our SDB products are typically forged or extruded by our customers into end use forms which include fire extinguishers, automobile air bag canisters, golf club heads, bicycle frames and a variety of automotive and aircraft parts.

     In late 1996, Specialties added a new billet machining operation that allows us to manufacture SDB in any diameter between 2 inches and 5 inches, within extremely tight engineering tolerances. Bar sawing capabilities were also added that allow us to deliver cut billet "pucks" that meet customer specifications. These new capabilities have led to additional business and opportunities that we believe will allow us to continue to increase the size of our value-added aluminum business and enhance the average premium received.

     Our value-added standard extrusion billet and hot molten metal products that are not produced under tolling arrangements are sold at the Midwest market price, which includes a premium of $.03 to $.05 per pound over the London Metal Exchange price, plus a premium of between $.06 and $.13 per pound. Our specialty extrusion billet, hot closed die forging, cold impact forging and semi-solid forging are sold at the Midwest market price plus a premium of between $.13 and $.81 per pound.

FACILITIES INVESTMENT PROGRAM

     Both we and previous owners of our facilities have periodically made major investments in new plant and equipment. From 1978 to 1981, Martin Marietta Corporation made a major investment in both smelters by implementing new anode and cathode technology, modernizing electrical and environmental control systems and adding the third cell line at the Goldendale smelter. In 1991 and 1997, Northwest Aluminum Specialties added new casting capability.

     We have undertaken the facilities investment program to expand capacity and enhance operating efficiency. With the financial and technical support of Hydro, we plan to expand the casthouse at Goldendale and upgrade the cell lines at Goldendale and at The Dalles. We have borrowed $20.0 million from Hydro under a note purchase agreement to partially finance the facilities investment program. We intend to implement the facilities investment program over the next five years, in two stages.

     In the first stage, we plan to modernize the Goldendale casthouse and complete a demonstration of its new cell line technology. The Goldendale casthouse expansion is designed to increase the facility's capacity to produce value-added billet from 13 million pounds per month to an initial capacity of 22 million pounds per month, with the option to expand capacity to over 30 million pounds per month. The additional value-added production will be sold by Hydro under the tolling agreement, with the same sharing of market premiums in excess of costs. As discussed below, our share of any incremental earnings from the facilities investment program will be used to repay the debt owed to Hydro. Hydro has informed us that its own U.S. extrusion plants should be able to use a significant portion of this additional capacity. The expansion is underway, and should be substantially completed by the end of 2000. We expect the cost will be approximately $13.5 million. Through December 1999, expenditures related to this expansion totaled $8.5 million, which is consistent with our estimate of the project's total cost.

     The first stage will also include a 12 to 18-month demonstration of the planned cell line improvements in a 34-cell section at Goldendale. Conversion of this section and the demonstration are budgeted to cost $6.4 million. Cell improvements include pointfeeders to control alumina additions, magnetic compensation to stabilize cell operations, cathode redesign to optimize heat balance, new computer controls and other related technologies. The technology for the cell line improvements has been licensed from Hydro, which already has implemented these changes at a similar smelter in Norway. Based upon Hydro's experience, we expect the improvements to increase smelter production, reduce average unit costs of production, increase production efficiencies and significantly reduce air emissions. The improvements are underway, and should be substantially completed by the end of 2000. We expect the cost will be approximately $6.4 million. Through December 1999, expenditures related to this conversion totaled $2.9 million, which is consistent with our estimate of the project's total cost. Results of this test phase obtained thus far are positive.

     We plan to begin the second stage of converting the remaining cells at both smelters when we complete the demonstration of our cell line upgrades and obtain all necessary permits. The conversion can be performed cell by cell, with minimal disruption of operations, and can be accelerated or slowed for market or other reasons. We estimate that conversion of the remaining cells at both smelters will cost approximately $55.0 million, and estimate that the cost of conversion of a cell will be recovered in 3.5 years. Hydro has agreed, subject to certain conditions, to provide an additional $10.0 million of subordinated financing if we decide to convert the remaining cells at Goldendale. We expect the remaining $45.0 million, and any additional costs of the facilities investment program, will be funded through cash from operations and borrowings under our revolving credit facility.

BATH RECLAIM FACILITY

     In 1999, we completed a bath reclaim facility for $1.8 million that will enable us to reclaim electrolytic material, or bath, alumina and aluminum from recovered material from the basements of our smelter facilities. This reclaiming will reduce our outside purchases of electrolytic material. Additionally, the facility has excess capacity that can be utilized to service other aluminum companies.

RESEARCH AND DEVELOPMENT AND INTELLECTUAL PROPERTY

     We have traditionally placed emphasis on innovation and research and development. We have laboratory facilities dedicated to environmental compliance, quality testing and research and development. We engage in several research and development activities designed to improve earnings by increasing value-added margins or reducing costs. Expenditures for activities designated as research and development were $2,070,000 in 1999, $1,194,000 in 1998 and $544,000 in 1997. We also have received grants from state and federal governments for certain research and development activities.

     Our research and development encompasses five broad initiatives:

     - First, we undertake research and development to develop new alloys and casting and homogenizing practices that improve the characteristics of metal sold to customers. We endeavor to protect our proprietary interest in our products and processes by filing patent applications where appropriate and otherwise by seeking to protect them as trade secrets. This research has resulted in several proprietary products and an issued patent for a new alloy.

     - Second, we have focused research in the area of semi-solid metalworking ("SSM"). SSM is intended to give automotive and other parts the physical properties of forgings with the production cost of die-castings. We have obtained a patent for the casting and transformation of aluminum to produce SSM parts.

     - Third, we have undertaken an initiative to further develop a process to recycle Spent Pot Lining ("SPL"). We believe this process may allow SPL to be recycled into several marketable products rather than being treated and land filled at a significant cost. We have a patent on our method of treating SPL from aluminum reduction cells and have applications for other patents on SPL recycling.

     - Fourth, our subsidiary, Northwest Aluminum Technologies, has acquired and expects to develop a new technology to smelt aluminum in a low temperature bath using inert metallic anodes and titanium diboride cathodes. In our pursuit of this technology, we have acquired four patents and intend to file additional patent applications. We also have received three grants from the U.S. government to fund additional research to develop new smelting technologies.

     - Fifth, we engage in several other research and development projects to continuously improve our smelting and casting operations.

     We have eight patents and two trademarks. We have set out a description and the termination date of each in the following table. We also have a number of patents pending.


DESCRIPTION OF PATENT OR TRADEMARK                                 TERMINATION DATE
----------------------------------                                 ----------------

A patent for a method and apparatus for the electrolytic
reduction of alumina..........................................     October 25, 2014

A patent for the electrolytic reduction of alumina............     August 31, 2008

A patent for the electrolytic reduction of alumina............     February 13, 2010

A patent for a point feeder and a method for Soderberg aluminum
reduction cells...............................................     October 4, 2010

A patent for non-consumable anode and lining for aluminum
electrolytic reduction cell...................................     April 17, 2012

A patent for casting, thermal transformation and semi-solid
forming of aluminum alloys....................................     April 14, 2015

A patent for a high strength aluminum alloy...................     September 12, 2014

A patent for a method of treating SPL from aluminum
reduction cells...............................................     December 8, 2015

A trademark for "Direct Forge", the name under which Northwest
Aluminum Specialties markets its small diameter billet........     December 15, 2002; automatically renewed for
                                                                   subsequent 10 year terms if still in use

A trademark for "Direct Form".................................     April 18, 2007; automatically renewed for
                                                                   subsequent 10 year terms if still in use

SALES AND MARKETING

     Through their tolling agreements, Hydro and Glencore have been our largest customers, accounting for 37% and 17% of our revenues in fiscal 1999 and 37% and 19% of our revenues in fiscal 1998. The Glencore tolling arrangement expired on December 31, 1999, and will result in a substantial reduction in the amount of revenue from Glencore. We directly sell value-added aluminum products to approximately 100 extruders, forgers, casters, traders and other customers throughout the United States and abroad. Northwest Aluminum Company's Vice President of Sales and Marketing oversees a small sales and customer service group that makes and supports these direct sales.

SUPPLIERS

     The major raw materials we use are alumina, petroleum coke and coal tar pitch, aluminum ingot, scrap aluminum and alloying elements and electricity. We obtain our raw materials either through annual contracts or on the spot market.

     Alumina consumed in the production of aluminum is supplied by Hydro for all the alumina requirements of the smelter operations at Goldendale under the tolling agreement. Glencore supplies all of the alumina requirements of the smelter at The Dalles under a supply agreement lasting until December 31, 2004.

     The other raw materials involved in the reduction of alumina are petroleum coke, coal tar pitch and carbon lining. Petroleum coke is used to make anodes and carbon lining and is sourced locally from a large producer of quality coke, which is one of several suppliers. Coal tar pitch is available from several suppliers. Carbon lining, which acts as the cathode in the smelting cells, is purchased from various suppliers.

     We annually purchase aluminum to supplement our smelter production. Prior to December 31, 1999, we were buying back from Glencore almost the entire 82,000 metric tons of our smelter production at The Dalles. Additionally, we were purchasing approximately 45,000 metric tons from other producers, including Hydro, at market prices in the form of primary ingot, primary molten metal and scrap metal. Primary suppliers include Hydro, Vanalco and Alcoa. The other major inputs in the making of aluminum products are alloying elements, such as magnesium and silicon, which are provided by various suppliers.

POWER CONTRACTS

     Because electricity is both necessary for the manufacturing of aluminum and the single largest cost of making primary aluminum, the availability and pricing of electricity and access to transmission is crucial to our operations. Approximately 80% of all power produced or consumed in the Pacific Northwest is delivered over the transmission system of the Bonneville Power Administration, or BPA. Both The Dalles smelter and Goldendale smelter are connected directly to the main high voltage transmission grid of BPA. Each plant has a 20-year transmission agreement with BPA, expiring in April 2015, for transmission capacity that we believe is sufficient to meet both plants' existing and projected energy needs. These transmission agreements obligate BPA to offer Goldendale Aluminum Company and Northwest Aluminum Company a new transmission agreement upon the expiration of the current agreements. Moreover, the transmission agreements also obligate BPA to act as agent for Goldendale and Northwest to obtain transmission services over other transmission systems if requested. With the exception of limited rights to restrict transmission service in the event of certain threats to system stability, the transmission agreements obligate BPA to provide Goldendale and Northwest with the same open access transmission available to utilities and power companies under the rules of the Federal Energy Regulatory Commission.

     Goldendale and Northwest are buying energy from BPA under a five-year power sale agreement through which approximately 60% of each plant's energy needs are contractually secured at predetermined prices through September 30, 2001. The published annual average rate for power from BPA is 2.2 cents per kilowatt-hour. The power sale agreement allows us to schedule our purchases in different months when power is priced at different rates in such a way that power purchased from BPA has an actual rate that is lower than the published average rate. The remaining 40% of Northwest's and Goldendale's energy requirements is obtained by purchasing blocks of energy under periodic contracts from various suppliers, including BPA, PacifiCorp, Enron, Illinova Energy, Duke Energy, Avista Energy, the Avista Utilities and others. Recently, power costs have increased both because we have been required to purchase more energy under our BPA contract and because market prices for purchases of the remaining energy requirements have increased.

     For the period October 2001 through September 2006, BPA has proposed a new policy to meet approximately 50% of our power needs rather than the 60% supplied during the previous five years. The average cost of this BPA power after 2001 will be somewhat higher than the cost during the previous period. However, BPA also may offer an option to vary the price of BPA power with the price of aluminum. We are working with various power suppliers and resource developers to arrange a supply of competitively priced power for the other half of our load requirements not served by BPA.

     Due to our transmission agreements and the smelters' geographical location on an unconstrained segment of the main transmission network in the region, we believe we will be able to obtain competitively priced power in the foreseeable future. We do face the normal risks associated with the market price of energy, however. Numerous short-term and long-term developments can affect power prices, including worldwide demand for fossil fuels, changing environmental standards, the overall economic activity in the United States and the Pacific Northwest, weather temperature and precipitation. Due to the high percentage of hydroelectric generation in the power supply of the Pacific Northwest, energy prices in the region tend to be sensitive to drought conditions that reduce the availability of low cost hydroelectric power supply. The hydroelectric system in the Pacific Northwest, however, has significant flexibility and excess capacity to meet spikes in demand or short-term thermal plant outages that have caused large price swings in other regions of the country. For the longer term, we expect that the geographical proximity to the low-cost Western Canadian natural gas supply and the operating flexibility and stability of the Federal Columbia River Hydro System should keep the market price of electricity attractive in the Pacific Northwest relative to the average market price of power in the United States. In addition, we are exploring opportunities to develop generating capability either on our own or in conjunction with BPA, publicly owned local utilities or other resource developers.

HEDGING ACTIVITIES

     Our revenues and earnings are sensitive to changes in the price of primary aluminum and in the premiums for, and mix of, our value-added products. For example, the tolling fees and premiums received by us are tied to the London Metal Exchange price of aluminum.

     Primary aluminum prices historically have been subject to significant cyclical price fluctuations. The timing of changes in the market price of aluminum largely are unpredictable. Aluminum prices historically have shown long periods of average, or below average, prices followed by sudden, relatively short periods of above average prices. These prices have historically fluctuated widely and are affected by numerous factors beyond our control. Those factors include the overall demand for, and worldwide supply of, primary aluminum, the availability and price of competing commodities, international economic trends, currency exchange rate fluctuations, expectations of inflation, actions of commodity market participants, consumption and demand patterns and political events in major producing countries. Over the twelve-year period between January 1, 1988 and December 31, 1999, the three month price of aluminum on the London Metal Exchange has ranged between a low of approximately $0.47 per pound to a high of approximately $1.26 per pound. During this period prices averaged $0.72 per pound.

     We attempt to mitigate fluctuations in the price of commodity aluminum through our strategy of minimizing the costs of production and maximizing the margins of our value-added products. When we sell value-added products for future delivery at a fixed price, we generally purchase metal or otherwise fix the price of the commodity aluminum required in that period to support the sale. From time to time, we may leave some quantities for some duration uncovered, or acquire put or call options. This policy generally leaves us with a fixed margin on our value-added sales and open prices for our future primary production that will vary with London Metal Exchange aluminum prices. We do not actively hedge our production.

BACKLOG

     We generally receive the bulk of the orders for value-added specialty aluminum products in the three months preceding the calendar year in which the products are to be shipped to customers. This year, due to expectations of future prices being lower, those customers did not make their commitments until after December 31, 1999. As a result, our fixed price backlog at December 31, 1999 was $31.7 million, compared to $62.6 million at December 31, 1998. At March 22, 2000, our fixed price backlog was $62.4 million. For a variety of reasons, including the timing of shipments and product mix, backlog may not be a reliable measure of future sales for any succeeding period.

COMPETITION

     Competition within the aluminum industry is intense. We compete with both domestic and foreign producers of primary aluminum and with primarily domestic producers of extrusion billet and other value-added products and with primarily domestic producers of other products such as copper, steel, glass and plastic. Many of our competitors have greater financial resources than we do, which may adversely affect our ability to compete effectively.

     Primary aluminum is a commodity with standard qualities. Competition generally is based upon the ability to produce primary aluminum at a cost below the market price, which generally is established through trading on the London Metal Exchange. We also compete with various aluminum producers, casting companies, extruders and other fabricators in the production of extrusion billet, sheet ingot, small diameter ingot and other value-added products. In the extrusion billet market, we compete primarily with Alcan and Alumax, which was recently acquired by Alcoa. Northwest Aluminum Specialties' major competition in the small diameter billet segment comes from Alcoa, Kaiser, Pimalco, a large, efficient extruder and subsidiary of Alcoa, Newman and Allgoods, which are both punched plate producers. Competition in the sale of these value-added products generally is based upon price, quality, availability, service and other factors. We concentrate on the sale of value-added products in which we believe we have production expertise, cost, quality, geographic and other competitive advantages.

ENVIRONMENTAL AND HEALTH MATTERS

     We are subject to federal, state and local environmental laws. From time to time, these environmental laws are amended and new ones are adopted. These laws regulate, among other things, air emissions and water discharges; the use, generation, storage, treatment, transportation and disposal of solid and hazardous materials and wastes; and the release of hazardous or toxic substances or other contaminants into the environment. In addition, we are subject to various federal, state and local workplace health and safety laws and regulations. The environmental and health laws are administered by the U.S. Environmental Protection Agency, and various other federal, state and local agencies.

     To operate our business in compliance with environmental and health laws, we must obtain and maintain in effect permits for each of our facilities for a variety of operations. These permits include without limitation permits for discharges of wastewater, emission of air pollutants and management of hazardous wastes. As a result, we sometimes are required to make expenditures for pollution control equipment or for other purposes related to our permits and compliance with the environmental and health laws. We have been fined or penalized for breaches or alleged breaches of the environmental and health laws and subjected to claims and litigation brought by federal, state or local agencies and by private parties seeking remedial or other enforcement action under the environmental and health laws or damages related to injuries or alleged injuries to health or to the environment. The Dalles smelter, the Goldendale smelter and the Portland unloading facility were subject to an environmental compliance assessment by an independent environmental consultant in 1996 that was updated in the summer of 1998. In both cases, we hired and paid the consultant. These assessments were intended to evaluate our compliance with the environmental laws regulating discharges of wastewater, emission of air pollutants and the management of hazardous wastes. These assessments identified no condition of non-compliance that we believe would have a material adverse effect on our financial condition or results of operations, nor are we aware of any such material condition.

     Our manufacturing facilities have been in operation for several decades, and these facilities have used substances and generated and disposed of wastes that are or may be considered hazardous. For example, these facilities have in the past stored or disposed of wastewater treatment sludge in on-site surface impoundments such as ponds and lagoons and have handled spent pot liner and disposed of spent pot liner and other wastes in on-site surface impoundments.

     Martin Marietta Corporation, a prior owner of The Dalles smelter, conducted an investigation of soil and groundwater at the smelter and implemented clean-up measures at the smelter site, including the removal of hazardous substances from groundwater and certain areas of the site and the encapsulation of other areas where hazardous substances were disposed or released. Martin Marietta performed this work under the supervision of the U.S. Environmental Protection Agency. In 1996, Martin Marietta completed the investigations and clean-up measures required by the EPA at The Dalles smelter site. Although the purpose of the Martin Marietta investigation was to identify all areas at the smelter where hazardous substances had been disposed or released, some affected areas may not have been identified or the clean-up measures may not perform as expected in the future.

     Hazardous substances have also been released at the Goldendale facility, and the site was listed in the EPA's Comprehensive Environmental Response, Compensation, and Liability Information System database in 1980. We expect expenditures will be necessary at the Goldendale smelter to investigate and clean up releases of hazardous substances disposed or released at the Goldendale smelter. We have requested the State of Washington Department of Ecology to approve a plan to close an on-site surface impoundment at the Goldendale facility by 2005-2006. We expect to receive a response from the State of Washington. As of December 31, 1999, the estimated cost of the surface impoundment closure and post-closure actions was over $1.8 million. We have established a trust fund of approximately $587,000 as of December 31, 1999, to help pay these costs, and we have procured insurance coverage to provide funds to the State of Washington for closure if we default. The actual closure costs may exceed our estimate. Under a contract with the former owners of the Goldendale smelter, the former owners have agreed to reimburse Goldendale Aluminum Company for certain anticipated expenditures. We do not assure you the former owners of the Goldendale smelter will contribute their contractually allocated share of the costs necessary to investigate and cleanup hazardous substances disposed or released at the Goldendale smelter site or to obtain regulatory closure of surface impoundments at the site.

     Due to continuing environmental regulations regarding spent pot liner disposal, over the past few years we have experienced substantial increases in costs associated with the disposal of SPL from our smelters. We presently dispose of SPL under a contract with a chemical waste treatment company, which expires in December 31, 2000, and which provides for increased treatment costs as the contract continues. We are in the process of negotiating a new contract with the same company. EPA is presently writing a new SPL treatment and disposal regulation which is expected to be published in second quarter of 2000, and has called for proposals from aluminum producers for alternative methods of disposing spent pot liner. We continue to evaluate and develop our patented process designed to recycle SPL into marketable products which we plan to submit to the EPA for approval. We also expect several other producers to make proposals to the EPA. We cannot predict, however, whether our process, or any other proposed process, will be approved by the EPA; whether any such process, if approved, will be cost efficient; or what additional costs of disposal of spent pot liner, if any, we may have in the absence of EPA approval of an available, cost efficient disposal process.

     (1) An environmental condition that we do not know about could exist as to one or more of our properties and could have an adverse effect on our results of operations or financial condition.

     (2) Future environmental or health laws could have an adverse effect on our results of operation or financial condition.

EMPLOYEES

     As of December 31, 1999, we employed 1,238 workers, 581 of which are members of Local 8147 and 423 of which are members of Local 9170 of the United Steelworkers of America. Goldendale Aluminum Company is signatory to a collective bargaining agreement with the USW for the period May 24, 1996 through May 31, 2001. Northwest Aluminum Company is a signatory to a collective bargaining agreement with the USW for the period July 1, 1996 through June 30, 2001.

     Both labor agreements provide for a 4% wage increase each year of the contract. During the contract period there is a no strike/no lockout agreement. We provide profit sharing programs in addition to the base compensation for all employees, and a fully paid medical, dental and vision health care plan. We have a 401(k) plan but no defined benefit plan.

     We believe we have a good relationship with the union and an employee involvement process that encourages creativity, productivity and positive employer-employee relations.

FORWARD-LOOKING STATEMENTS

         This Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to our goals, plans and expectations regarding: the facilities investment program, the ability of spent pot liner to be recycled into marketable products, the development of new smelting technology by Northwest Aluminum Specialties, the Year 2000 Issue, and capital expenditures. Risk factors related to these forward looking statements are discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -Forward-Looking Statements."

ITEM 2.  PROPERTIES

     We own all of our facilities. The following table shows (1) each facility,
(2) its square footage, (3) its annual production capacity and (4) its use.

                                                      FACILITIES

                                            SQUARE                 ANNUAL
                    FACILITY                FOOTAGE                CAPACITY              OPERATIONS
                    --------                -------                --------              ----------
  GOLDENDALE
                    Smelter                 1,209,730              168,000 mt            Alumina reduction
                    Casthouse               Included in above      168,000 mt            Produce sow, billet, sheet

                    Unloading Facility      7.9 acres              42,000 mt
                    (Portland)                                     shipments
                    Paste Plant             37,711                 85,000 mt             Carbon briquette
                                                                                         production
                    Laboratory              18,995                                       Quality control, R & D

                    Real Property           6,473 acres
  NORTHWEST
                    Smelter                 636,000                82,000 mt             Alumina reduction
                    Casthouse               122,000                99,800 mt             Produce sow, billet, ingot
                    Paste Plant             108,000                85,000 mt             Carbon briquette
                                                                                         production
                    Real Property           390 acres
  SPECIALTIES
                    Casthouse               160,000                Up to 54,500 mt       Value-added billet
                                                                   depending on
                                                                   product mix
                    Sawing/Turning          100,000                Saw:                  Semi-fabrication
                                                                   130,000 mt
                                                                   Turning:
                                                                   1,000,000 logs

     We believe these facilities are adequate to meet our current needs. We are expanding or upgrading some of our facilities as a result of the facilities investment program. Most of our facilities are subject to mortgages and other claims held by our creditors to secure our 12% first mortgage notes and our indebtedness to Hydro. See Item 1, "Business -- Facilities Investment Program."

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, we are involved in various legal proceedings arising from our normal business activities. We believe these legal proceedings, individually or combined, will not have a material adverse effect on our financial condition, results of operations or cash flows.

     In December 1999, Goldendale settled a dispute with the Internal Revenue Service relating to proposed adjustments in its taxable income for prior years. In August 1999, Northwest settled a similar dispute with the IRS. Goldendale and Northwest have agreed to capitalize certain expenditures for prior years. As a result, we paid a dividend of $1.9 million to our shareholder for payment of these taxes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1999.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for our common stock. There is one holder of our common stock.

     We are a subchapter S corporation and pay dividends to our sole shareholder. In 1998 and 1999, we paid cash dividends of $0 and $1.9 million to our sole shareholder.

     With certain exceptions, we will not, and will not permit our subsidiaries to, create or otherwise allow to exist any consensual restrictions on the ability of any subsidiaries to pay dividends or make any other distributions on their capital stock or pay any indebtedness owed to us or any of our other subsidiaries or to make loans or advances or transfer any of their assets to us or any of our other subsidiaries.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below includes the accounts of Northwest Aluminum Company, Northwest Aluminum Technologies and Northwest Aluminum Specialties for all periods presented. It also includes the accounts of Goldendale Holding Company and Goldendale Aluminum Company from May 22, 1996, the date Goldendale was acquired by Brett Wilcox, our sole shareholder. This data should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this document.

                                                                      FISCAL YEAR ENDED
                                          -----------------------------------------------------------------------
                                            SEPT. 3,        DEC. 31,      DEC. 31,      DEC. 31,      DEC. 31,
                                              1995            1996          1997          1998          1999
                                          -------------   ------------- ------------- ------------- -------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
INCOME STATEMENT DATA:
Revenues..............................     $   289,693     $   373,038   $   497,872   $   470,850  $    444,174
Cost of revenues......................         256,211         329,739       436,511       440,732       429,784
General and administrative expenses...           8,293           9,746        17,115        18,119        16,672
Interest expense......................            (948)         (9,454)      (16,723)      (14,180)      (21,977)
Other income (expense), net...........            (545)          1,442         4,246         1,889           603
Income (loss) before income taxes.....          23,696          25,541        31,769          (292)      (23,656)
Income tax expense (benefit)..........              --           6,636        13,274         3,009        (3,745)
Net income (loss).....................          23,696          18,905        18,495        (3,301)      (19,911)
Net income (loss) per share of common
  Stock...............................          23,696          16,686        14,847        (8,501)      (23,559)
Ratio of earnings to fixed charges....           26.0x            2.8x          2.1x            --         --(1)
BALANCE SHEET DATA:
Cash and cash equivalents.............     $     1,066     $     6,345   $     1,251   $    37,633    $    1,929
Working capital.......................          43,512          61,908        36,398        79,292        52,238
Total assets..........................         113,656         350,815       347,011       364,634       370,631
Total long-term debt..................           3,000         185,441       134,941       192,955       199,294
Goldendale Holding Company Preferred
  Stock...............................                                        29,663        29,663        29,663
Total shareholders' equity............          80,325         103,615       115,680        77,516        52,081
OTHER DATA:
EBITDA................................     $    32,900     $    47,137   $    63,315   $    32,370    $   21,290
Dividend per common share.............           4,000          67,587         2,932            --         1,876

---------------------
(1) For the years ended December 31, 1998 and 1999, earnings were insufficient to cover fixed charges. The earnings deficiency was $2,390 and $27,880 in 1998 ans 1999, respectively.

     EBITDA represents operating income before deductions for depreciation and amortization. EBITDA has been presented because we believe it is commonly used by investors to analyze operating performance and to determine a company's ability to take on additional indebtedness or service indebtedness. EBITDA should not be considered in isolation or as a substitute for net income, cash flow from operations or any other measure of income or cash flow that is prepared as generally accepted accounting principles require, or as a measure of a company's profitability or liquidity. In addition, our definition of EBITDA may not be identical to similarly entitled measures used by other companies. See
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements included elsewhere in this document.

     For purposes of the computation of the ratio of earnings to fixed charges, fixed charges consist of interest expense, amortization of deferred financing costs and dividends accrued on the Goldendale preferred stock. Earnings consist of income before income taxes plus fixed charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to reading this section, you should read the consolidated financial statements and related notes that begin on page F-1. That section contains all of our detailed financial information including our results of operations.

BASIS OF PRESENTATION

     We were incorporated in the state of Oregon in June 1998 for the purposes of becoming the holding company of Northwest Aluminum Company, Northwest Aluminum Specialties, Inc., Northwest Aluminum Technologies, LLC and Goldendale Holding Company and its wholly owned subsidiary, Goldendale Aluminum Company. For purposes of this section only, the term "Northwest" refers to Northwest Aluminum Company and Northwest Aluminum Specialties, Inc., the term "Goldendale" refers to Goldendale Holding Company and Goldendale Aluminum Company and the term "Technologies" refers to Northwest Aluminum Technologies, LLC. We, along with Goldendale and Technologies, report on a December 31 fiscal year basis. Northwest reports on a September 30 fiscal year basis. Included in intercompany receivable at December 31, 1999 is $13.1 million representing the portion of intercompany advances that do not eliminate due to the differing year-ends. All other significant intercompany accounts and transactions have been eliminated. We do not believe seasonal or other factors materially affect the consolidation of these differing fiscal periods.

OVERVIEW


     Our revenues have historically come from two primary sources:

     (1) fees received from smelting alumina into aluminum and casting that aluminum into primary and value-added aluminum products under tolling contracts with Hydro and Glencore, and

     (2) the sale of non-tolled value-added aluminum products to other customers.

Revenue from fees for the conversion of alumina and processing of aluminum under tolling arrangements is recognized upon completion of the tolling process. Under the tolling arrangements, alumina suppliers deliver their alumina to us. The alumina is converted to aluminum in reduction cells by putting it in liquid form by dissolving it in an "electrolyte" solution and then passing electric current through the electrolyte to separate the alumina into its two parts, aluminum and oxygen. This process is continuous and is nearly instantaneous as the alumina is dissolved in the electrolyte. The molten aluminum is withdrawn from the cells and cast or formed into finished products. Revenue from the sale of non-tolled value-added aluminum products is recognized upon shipment to the customer.

     Because our tolling fees are a percentage of prices of aluminum on the London Metal Exchange, the amount of revenue from tolling activities varies depending on market aluminum prices, especially LME prices and gross smelter production volumes. The tolling fees are based on prior three-month average LME prices and not current market aluminum prices. Additional revenue for tolled value-added products is dependent on the volume of value-added production and the cost of production versus the dollar amount of pricing premiums. The amount of revenue from non-tolled value-added sales varies depending on market aluminum prices, demand for our value-added products and the pricing premiums we are able to realize for these products. Our revenues from non-tolled value-added products may not be as strongly affected by lower LME prices as is the case with tolling fees because of increased demand for value-added products at lower prices.

     The aluminum industry is highly cyclical, with market prices fluctuating widely based on global supply and demand factors, most of which are beyond our control. As shown below, for 1999, the average price per pound of aluminum on the London Metal Exchange was approximately the same as for 1998, which was lower than the average price in any of the three previous years. The average three-month LME prices per pound of aluminum over the last five years were as follows:

                                                                   PRICE PER
         YEAR ENDED DECEMBER 31,                                     POUND
         -----------------------                                   ---------
                  1995...............................................$0.83
                  1996...............................................$0.70
                  1997...............................................$0.74
                  1998...............................................$0.63
                  1999...............................................$0.63

     The timing and magnitude of an increase or decrease in aluminum prices is uncertain. As of December 31, 1999, the three-month LME price per pound of aluminum was $0.75, and more recently LME prices have fluctuated around $0.73 per pound. Accordingly, we believe our cash flow and earnings in the near term will be somewhat higher than amounts reported for comparable prior periods.

     Our cash flow and earnings are highly sensitive to aluminum prices because production costs are largely fixed. At low market aluminum prices, we are able to reduce some variable costs, but most of the production costs of primary aluminum are constant in the short term (alumina, labor, carbon, power), and therefore declines in market prices will cause declines in earnings. Conversely, increased market aluminum prices will cause increases in earnings. For these reasons we strive to maintain full plant utilization, which reduces the average cost per pound of aluminum.

     We do not actively hedge our production. To reduce our reliance on market-priced primary aluminum and to improve overall profitability, we have pursued a strategy of increasing both our "tolled" and "non-tolled" value-added production through specialty casting and processing operations. Through these operations, we are able to realize premiums over market LME prices, the amount of which varies with the degree of value-added content of the product and uniqueness of the product in the marketplace. Our volume of value-added production has increased significantly over the past decade relative to the volume of our primary production. Our continued investment in value-added production operations is designed to further increase our value-added production capabilities. As a consequence of this strategy, the volume of non-tolled value-added production at Northwest has grown from 153.7 million pounds in 1993 to 245.3 million pounds in 1999. As a result of this growth, we purchase at market prices more primary aluminum for further processing by Northwest into non-tolled value-added products than we produce for Glencore under the tolling contract. The Glencore tolling contract allowed us to operate our smelter at The Dalles at full capacity while we were developing value-added products. The success of our non-tolled products, however, reduced the importance of this contract, and it was not renewed in December 1999. The effect of this non-renewal will be to eliminate the revenue and gross margin we derived from tolling aluminum for Glencore. This may be more than offset by an increase in gross margin from the sale of non-tolled products, because the underlying cost for primary aluminum will be our own production cost rather than the market price. We do not assure you, however, that we will be able to realize any such increased gross margin.

THE BUSINESS COMBINATION

     On December 18, 1998, Brett Wilcox contributed to Golden Northwest Aluminum, Inc. his membership interest in Technologies and all of the outstanding shares of common stock of Northwest and Goldendale. This business combination is treated for accounting purposes as a combination of entities under common control in a manner similar to a pooling of interests. The business combination has not had and we do not expect it to have a significant impact on our financial position, results of operations or cash flows. In accordance with generally accepted accounting principles, however, the amount recorded as Goldendale preferred stock has been reclassified and recorded as a minority interest of our company.

RESULTS OF OPERATIONS

     The following table sets forth the consolidated statement of income data as a percentage of revenues for 1997, 1998 and 1999.

                                                                        YEAR ENDED DECEMBER 31,
                                                                     ----------------------------
                                                                      1997        1998       1999
                                                                     -----       -----      -----
Revenues.......................................................      100.0%      100.0%     100.0%
Cost of revenues...............................................       87.7        93.6       96.8
                                                                     -----       -----      -----
Gross margin...................................................       12.3         6.4        3.2
General and administrative expenses............................        3.4         3.8        3.7
                                                                     -----       -----      -----
Operating income (loss)........................................        8.9         2.6       (0.5)
Interest expense...............................................       (3.4)       (3.0)      (4.9)
Other income, net..............................................        0.9         0.4        0.1
                                                                     -----       -----      -----
Net other expenses.............................................       (2.5)       (2.6)      (4.8)
                                                                     -----       -----      -----
Income before income taxes.....................................        6.4         0.0       (5.3)
Income tax expense (benefit)...................................        2.7         0.7       (0.8)
                                                                     -----       -----      -----
Income (loss) before extraordinary item........................        3.7        (0.7)      (4.5)
Extraordinary item.............................................        0.0        (0.3)       0.0
                                                                     -----       -----      -----
Net income (loss)..............................................        3.7%       (1.0)%     (4.5)%
                                                                     =====       =====      =====

1999 COMPARED TO 1998

     Primary and value-added aluminum produced under tolling contracts increased slightly from 526.3 million pounds in 1998 to 527.9 million pounds in 1999. Shipments of non-tolled value-added aluminum products were 270.5 million pounds and 268.1 million pounds for 1998 and 1999, respectively, a decrease of less than 1%.

     Revenues decreased from $470.9 million in 1998 to $444.2 million in 1999, a decrease of $26.7 million, or 5.7%. Revenues from tolling contracts decreased 9.3% from $266.3 million in 1998 to $241.6 million in 1999, primarily due to the decrease in average effective LME aluminum prices from $.67 per pound in 1998 to $.60 per pound in 1999. Sales on non-tolled value-added products decreased slightly from $204.6 million in 1998 to $202.6 million in 1999, due to the slight decrease in shipments from 1998 to 1999. Tolling revenues earned in 1998 and 1999 under the Hydro and Glencore tolling contracts were $178.1 million and $166.6 million, and $88.2 million and $75.0 million, respectively.

     Cost of revenues decreased from $440.7 million in 1998 to $429.8 million in 1998, a decrease of $10.9 million, or 2.5%. The cost of revenues decreased due to the decrease in the effective market aluminum prices in 1999 and reduced power costs from the liquidation of a power contract for $3.5 million.

     Gross margin decreased from $30.1 million in 1998 to $14.4 million in 1999, a decrease of 52.5%. As a percentage of revenues, gross margin declined from 6.4% to 3.2%. Gross margin declined due primarily to the decrease in revenues of $26.7 million, offset by a decrease in cost of revenues of $10.9 million.

     General and administrative expenses decreased from $18.1 million in 1998 to $16.7 million in 1999, primarily due to the $1.5 million write-off of a long-term trade receivable in 1998. General and administrative expenses for 1999 were slightly less than those of 1997, which were $17.1 million. As a percentage of revenues, general and administrative expenses decreased from 3.8% in 1998 to 3.7% in 1999.

     Interest expense increased from $14.2 million in 1998 to $22.0 million in 1999, or 54.9%, primarily as a result of the first mortgage notes that have a substantially greater interest rate than our prior borrowings and because of increased indebtedness. Our debt load during 1999 included the 12% first mortgage notes, the Hydro note, and beginning in the fourth quarter, borrowings against our revolving credit facility.

     Income tax expense decreased from $3.0 million in 1998 to an income tax benefit of $3.7 million in 1999, primarily as a result of Goldendale's loss before income taxes of $13.0 million.

     As a result of the foregoing factors, we reported a net loss of $19.9 million in 1999 versus a net loss of $4.9 million in 1998.

1998 COMPARED TO 1997

     Primary and value-added aluminum produced under tolling contracts decreased less than 1%, from 530.4 million pounds in 1997 to 526.3 million pounds in 1998. Shipments of non-tolled value-added aluminum products were 263.9 million pounds and 270.5 million pounds for 1997 and 1998, respectively. The increase in non-tolled value-added products resulted from an increase in shipments of value-added billet produced at Northwest.

     Revenues decreased from $497.9 million in 1997 to $470.9 million in 1998, a decrease of 5.4%. Revenues from tolling contracts decreased 8.2% from $290.2 million in 1997 to $266.3 million in 1998, primarily due to the decrease in market aluminum prices in 1998. Sales of non-tolled value-added products decreased slightly from $207.7 million in 1997 to $204.6 million in 1998, due to the decrease in market aluminum prices in 1998, but offset by the increase in shipments of those products. Tolling revenues earned in 1997 and 1998 under the Glencore and Hydro tolling contracts were $178.1 million and $201.6 million, and $88.2 million and $88.6 million , respectively.

     Gross margin decreased from $61.4 million in 1997 to $30.1 million in 1998, a decrease of 51.0%. As a percentage of revenues, gross margin declined from 12.3% to 6.4%. Gross margin declined due primarily to the decreased market prices of aluminum. In addition, power costs increased as a result of contractual terms in the power contract with the BPA, which increased the amount of power required to be purchased at predetermined prices from BPA. Power costs in 1998 have been at rates we expect to continue through 2001.

     General and administrative expenses increased slightly from $17.1 million in 1997 to $18.1 million in 1998. As a percentage of revenues, general and administrative expenses increased from 3.4% to 3.8%. The increase resulted primarily from the $1.5 million write-off of a long-term trade receivable. This write-off related to a long-term trade receivable from a long-standing customer that experienced liquidity problems. Sales of aluminum to this customer were discontinued when the account aged beyond reason. However, we continue to utilize this customer for access to the Texas market through their marketing, warehouse and delivery services. Attempts in 1998 to obtain a secured interest in the real properties of this customer proved unsuccessful. The account was written down to $1.5 million, the amount perceived to be collectable based on a thorough review of the customer's financial condition. We routinely perform evaluations of the financial condition of this and other customers as part of our normal credit process. This coupled with a relatively small number of customers, with whom we are in continuous contact, enables us to minimize our exposure to credit risk.

     Interest expense decreased from $16.7 million in 1997 to $14.2 million in 1998, or 15.0%, primarily as a result of the lower average level of debt outstanding in 1998. In December 1998, we completed an offering of $150 million of 12% first mortgage notes. Additionally, we borrowed $20 million under a note purchase agreement with Hydro. As a result of these borrowings, we anticipate a significant increase in interest expense in 1999. We used some of the proceeds from the first mortgage notes to retire our previous credit facilities with BankBoston. As a result of the debt extinguishment in 1998, we incurred an extraordinary loss of $1.6 million, which represented the unamortized balance of deferred finance costs associated with the retired debt.

     Income tax expense decreased from $13.3 million in 1997 to $3.0 million in 1998, or 77.4%, primarily as result of a decrease in Goldendale's income before income taxes from $31.6 million in 1998 to $3.9 million in 1999.

     As a result of the foregoing factors, we reported a net loss of $4.9 million in 1998 versus net income of $18.5 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, our cash and capital requirements have been satisfied through cash generated from operating activities and borrowings under our primary credit facilities. Before December 21, 1998, Goldendale and Northwest operated under independent credit facilities which were scheduled to mature in 2001 and consisted of total borrowings at December 21, 1998 of $125.2 million under term loans and revolving credit facilities. See Note 5 to the consolidated financial statements. We repaid these credit facilities with proceeds from the sale of our 12% first mortgage notes.

     Our new credit facility with Fleet Capital (previously BankBoston) is a $75.0 million senior secured revolving credit facility collateralized by all of the inventory, accounts receivable and other rights to payment of our subsidiaries. Availability under the revolving line of credit is controlled by a borrowing base formula based on eligible receivables and inventory, and there must always be at least $15 million available for borrowing at any given time. Based on this formula, we had net availability of approximately $66.4 million under the revolving line of credit at December 31, 1999, against which we had borrowed $25.1 million.

     Our liquidity and capital needs relate primarily to payment of principal and interest on borrowings, capital expenditures, including our facilities investment program, and distributions to our sole shareholder to pay income taxes. Subject to reasonable market aluminum prices, we will require approximately $9.9 million in 2000 for the facilities investment program. The first stage of the facilities investment program consisting of an expansion of the Goldendale casthouse and a 34-cell demonstration of new cell line technology should be substantially completed by the end of 2000. We have borrowed $20.0 million from Hydro under a note purchase agreement to partially finance this facilities investment program. Our liquidity and capital needs also relate to working capital and other general corporate requirements, including the incremental working capital needs anticipated in connection with the termination of the Glencore tolling agreement in December 1999. Additionally, the Goldendale preferred stock became redeemable at our discretion after December 31, 1998. We anticipate that the funds necessary to redeem the Goldendale preferred stock would be drawn from our revolving credit facility with Fleet Capital. The initial redemption price for the Goldendale preferred stock will be $30.4 million plus any accrued but unpaid dividends, which totaled $13.2 million at December 31, 1999. Furthermore, we are subject to a number of contingencies and uncertainties.

     Our statement of cash flows for the periods indicated is summarized below:

                                                                              Year Ended December 31,
                                                                   ---------------------------------------------
                                                                      1997              1998             1999
                                                                   ---------         --------          ---------
                                                                                (Dollars in Thousands)
Net cash provided by (used in) operating activities................$ 56,092          $ 28,738          $(25,426)
Net cash used in investing activities..............................  (7,091)          (18,718)          (32,609)
Net cash provided by (used in) financing activities................ (54,095)           26,362            22,331
Increase (decrease) in cash and cash equivalents...................  (5,094)           36,382           (35,704)

     Net cash provided by (used in) operating activities was $56.1 million, $28.7 million and $(25.4) million for 1997, 1998 and 1999. The net cash used in operating activities during 1999 of $25.4 million was primarily attributable to cash provided by our net loss, as adjusted for non-cash charges, of $3.9 million, and $4.9 million attributable to an increase in accounts payable, offset by cash used in operating activities of $34.2 million, attributable to increases in accounts receivable, inventories, intercompany receivable and other assets and a decrease in accrued expenses. The increase in accounts receivable, inventories and accounts payable were primarily due to the increase in market aluminum prices in December 1999. The increase in intercompany receivable was primarily due to the net borrowings of Northwest during the fourth quarter of 1999 in connection with its transition to a non-tolling operation.

     The net cash provided by operating activities during 1998 of $28.7 million was primarily attributable to our net loss, as adjusted for non-cash charges and a decrease in accounts receivable. The decrease in accounts receivable was primarily due to the decrease in market aluminum prices in 1998. The net cash provided by operating activities during 1997 was primarily attributable to net income, as adjusted for non-cash charges, of $43.1 million, and an increase in accounts payable and accrued expenses of $26.6 million, offset by an increase in inventories of $9.5 million. The increase in inventories and accounts payable was due to a temporary modification of the Glencore metal repurchase terms which allowed us to extend the timing of payments due Glencore.

     Net cash used in investing activities was $32.6 million in 1999, compared to net cash used in investing activities of $18.7 million in 1998 and $7.1 million in 1997. Cash used in investing activities in 1999 was primarily attributable to capital expenditures of $33.1 million, of which $11.4 million relates to the facilities investment program. Cash used in investing activities in 1998 was primarily attributable to capital expenditures of $19.0 million. Cash used in investing activities in 1997 primarily resulted from proceeds of $12.8 million received by us through the sale of certain of our power generation assets, offset by capital expenditures of $14.3 million and combined advances to our shareholder and a related company of $5.6 million.

     Net cash provided by financing activities was $22.3 million in 1999, compared to net cash provided by financing activities of $26.3 million in 1998, and net cash used in financing activities of $54.1 million in 1997. Net cash provided from financing activities in 1999 was primarily attributable to net borrowings of $25.3 million under our credit facility and $1.9 million paid in dividends. Net cash provided from financing activities in 1998 was primarily attributable to $38.9 million of net proceeds from the first mortgage notes, offset by $12.6 million in net repayments on our credit facilities and deferred compensation notes. Net cash used in financing activities in 1997 was primarily attributable to $50.5 million in net repayments on our credit facility and $2.9 million paid in dividends.

     We believe cash flow from operations, available borrowings under our revolving credit facility and under our note purchase agreement with Hydro and cash on hand will provide adequate funds for our foreseeable working capital needs, planned capital expenditures and debt service and other obligations through 2001.

     Our ability to fund operations, make planned capital expenditures, such as our facilities investment program, make principal and interest payments on the notes, and remain in compliance with all of the financial covenants under our debt agreements will be dependent on our future operating performance. Our future operating performance is dependent on a number of factors, including aluminum prices, many of which are beyond our control. These factors include prevailing economic conditions and financial, competitive, regulatory and other factors affecting our business and operations, and may be dependent on the availability of borrowings under our revolving credit facility or other borrowings. We do not assure you our cash flow from operations, together with other sources of liquidity, will be adequate

     - to make required payments of principal and interest on the notes and our other debt;

     -    to finance anticipated capital expenditures;

     -    to fund working capital requirements; or

     - to fund the possible redemption of all outstanding shares of the Goldendale preferred stock.

     If we do not have sufficient available resources to repay any of our indebtedness when it becomes due and payable, we may need to refinance the indebtedness. We do not assure you refinancing will be available or available on reasonable terms.

SEASONALITY AND INFLATION

     Our results of operations can be affected by seasonal factors, such as substantial increases in the cost of electricity in the fall and winter. We do not believe inflation has had a material effect on the consolidated financial statements for the periods presented.

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We are currently analyzing the financial impact, if any, the adoption of SFAS No. 133 will have on our consolidated financial statements.

YEAR 2000 COMPLIANCE

         We retained outside experts to review our year 2000 readiness and make recommendations on year 2000 compliance issues. Our major business systems were reviewed and tested for year 2000 compliance. All critical business systems are year 2000 compliant with the implementation of a SAP R/3 enterprise resource planning system. The business systems included are sales, accounting, purchasing, production, inventory management and plant maintenance. We completed 100% of the testing of our remaining information technology systems, including process system, as well as the non-information technology systems for year 2000 compliance. An audit by outside experts confirmed our year 2000 readiness.

         We made inquiries of our customers and suppliers to determine the potential effect of their year 2000 readiness on our operations. We contacted all vendors and suppliers and believe that most are compliant. All vendors identified as critical are either compliant or alternate vendors have been identified. One critical raw material, electricity, is sole sourced from the Bonneville Power Administration for delivery and cannot be otherwise obtained. BPA has assured us that it is year 2000 compliant; however BPA does not guarantee an interruption-free supply. We also made inquiries of our customers and found that all critical customers were addressing the year 2000 issue.

         To prepare for year 2000 issues and upgrade computer systems, we have spent approximately $6.0 million. This is not solely to resolve potential year 2000 problems, but also to upgrade and further integrate our business and process systems.

         Although as of March 27, 2000 we have experienced no material technical problems related to the year 2000, there can be no assurance that we will not discover year 2000 compliance problems in our systems that will require substantial revisions or replacements. In addition there can be no assurance that governmental agencies, utility companies, suppliers, customers or others outside our control will be year 2000 compliant. The failure by these entities to be year 2000 compliant could have a material adverse effect on our business, results of operation and financial condition.

FORWARD-LOOKING STATEMENTS

         This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this section and elsewhere in this document such as in Item 1, "Business". Such statements can be identified by the use of forward looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans," or "anticipates" or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the following:

     - Our revenues and earnings are heavily affected by the price of primary aluminum.

     - Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our first mortgage notes.

     - Despite our current indebtedness levels, we and our subsidiaries may still be able to borrow more money.

     - To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

     - Our obligation to repay the first mortgage notes is subordinate to other lenders' rights to any collateral securing the lenders' loans to us. Proceeds from the sale of the collateral will be used to pay those lenders before they are used to repay the first mortgage notes.

     - The terms of our indebtedness place several restrictions on our ability to operate our business that could result in our inability to repay the notes.

     - Federal and state environmental laws may decrease the value of the collateral securing the first mortgage notes and may result in our lenders being liable for environmental clean-up costs at our facility.

     - Our smelters are based on a technology which is generally not used in the design of newer smelters and our continued competitiveness depends on our ability to operate efficiently.

     - Large increases in the cost of electricity could have a material adverse effect on us.

     - We have been insulated from changes in the price of alumina because of our tolling agreements with Hydro and Glencore. The expiration of the Glencore agreement, and the future loss of the Hydro agreement could subject us to the risks associated with buying raw materials on the open market.

     -    Our management is dependent on certain key personnel.

     - Our results could be materially affected to the extent we have not addressed any year 2000 computer issues.

     - Our workforce and the workforce of certain of our customers consist of union employees. A strike could adversely effect our results.

     Other factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements, and changing prices and market conditions. This section and our registration statement on Form S-4 (Commission File No. 333-72245) identify other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

ITEM 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We manage interest rate risk through the strategic use of fixed and variable interest rate debt and, to a limited extent, interest rate derivatives. At December 31, 1999, our derivative instrument consisted of an interest rate swap agreement which expires in 2003 and effectively fixes our interest rate at 6.4% on a notional principal amount of $20.0 million on our floating rate long-term debt. The agreement requires quarterly cash settlements for interest rate fluctuation outside of the fixed rate.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The financial statements and supplementary data required by this item are included in this Report on Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On June 15, 1998, we engaged BDO Seidman, LLP as our independent public accountants. BDO's engagement was approved by our board of directors. Under this engagement, BDO audited our consolidated financial statements for the year ended December 31, 1997, which consolidated financial statements are included in this document. Prior to this engagement, we had not consulted with BDO on issues relating to our accounting principles or the type of audit opinion to be issued for our financial statements.

     Perkins & Company, P.C. were the prior auditors and audited the combined financial statements of Northwest Aluminum Company and Northwest Aluminum Specialties, Inc. for the year ended September 3, 1995. Perkins resigned on May 22, 1998, and referred us to BDO Seidman. Perkins is a member of the BDO Seidman Alliance. The report of Perkins on those financial statements did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audit by Perkins for the year ended September 3, 1995, there was no disagreement between us and Perkins on any matter, accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which, if not resolved to the satisfaction of Perkins, would have caused them to make reference to the matter in their report.

     Arthur Andersen LLP had previously audited Goldendale Aluminum Company's financial statements as of December 31, 1996 and 1997. In connection with the audit by Arthur Andersen for these periods, there was no disagreement between us and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which, if not resolved to the satisfaction of Arthur Andersen would have caused them to make reference to the matter in their report.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information about our directors, executive officers and certain other key employees as of the date of this document.

NAME                                            AGE      POSITIONS WITH THE COMPANY
----                                            ---      --------------------------
Brett E. Wilcox............................      46      Chairman, President and Director
Allen Barkley..............................      44      Vice President and General Manager--Northwest
William R. Reid............................      51      Chief Financial Officer--Golden Northwest Aluminum,  Inc.
                                                         and Northwest
Daniel J. Gnall............................      42      Vice President--Sales and Marketing--Northwest
Muhsin (Mac) Seyhanli......................      55      Vice  President and General Manager--Golden Northwest
                                                         Aluminum, Inc. and Goldendale
Gerald Miller..............................      58      Vice President, General Counsel and Secretary--Golden
                                                         Northwest Aluminum, Inc. and Goldendale
Jessie Casswell............................      50      Chief Financial Officer--Goldendale and Technologies
A. Ray Roberts.............................      58      President--Technologies
Stephen E. Babson..........................      49      Director
David Bolender.............................      67      Director
Mark O. Hatfield...........................      77      Director
Michael G. Psaros..........................      32      Director


     Brett E. Wilcox has served as our President since our inception in June 1998. Mr. Wilcox is also the President of Northwest Aluminum Company, which he founded in 1986, and since 1996 has served as the President of Goldendale Aluminum Company. Before founding Northwest in 1986, Mr. Wilcox was the Executive Director of Direct Service Industries, a trade association of ten large aluminum and other energy-intensive companies that purchase electricity from the Bonneville Power Administration. Before 1986 Mr. Wilcox was an attorney with Preston and Gates in Seattle, Washington, concentrating in energy and general business matters. Mr. Wilcox is chairman of the Oregon Economic Development Commission, Vice Chair of the Oregon Progress Board and active in various civic and business organizations.

     Allen Barkley joined Northwest in June 1995 as Production Engineering Manager and became Vice President and General Manager in October 1996. Before joining Northwest, Mr. Barkley spent 18 years at a primary aluminum smelter facility in Columbia Falls, Montana where he served in a variety of capacities, including production, engineering, maintenance and public affairs.

     William R. Reid joined Northwest in 1986, became its Controller in 1993 and was appointed Chief Financial Officer of Northwest in 1996 and of Golden Northwest Aluminum in August 1998. Before joining Northwest, Mr. Reid was a senior auditor with Touche Ross & Co.

     Daniel J. Gnall joined Northwest in August 1991 as a metal trader, and in 1992 became Vice President -- Sales and Marketing responsible for metal purchasing and sales. Before joining Northwest, Mr. Gnall was an account executive with Martin Marietta Corporation and worked for Cassmet International, Inc., a metals trading company where he served as its General Manager in charge of physical operations and non-ferrous metal purchasing and sales.

     Muhsin (Mac) Seyhanli became Vice President and General Manager of Golden Northwest Aluminum in August 1998. He was one of the founders of Columbia Aluminum Company, the predecessor of Goldendale, and since 1994 has been the general manager for all operations at Goldendale, becoming its Vice President and General Manager in 1996. Before his current position, Mr. Seyhanli was a cell line manager for both Columbia and Commonwealth Aluminum. Mr. Seyhanli has over 29 years of experience in the aluminum industry.

     Gerald Miller became Vice President, General Counsel and Secretary of Golden Northwest Aluminum in August 1998. He joined Columbia Aluminum Company in 1989 as General Counsel and Corporate Secretary. In 1996, Mr. Miller was named to the additional post of Vice President -- Energy and Government Affairs of Goldendale. Before joining Goldendale, Mr. Miller was a trial lawyer in private practice in the state of Washington. Mr. Miller is a member of the Board of Directors of the State of Washington Economic Development Finance Authority.

     Jessie Casswell has been the Chief Financial Officer of Goldendale since 1998 and the Controller since 1984. She has served as Chief Financial Officer of Technologies since 1999. From 1972 to 1984, Ms. Casswell served as the Controller of Northwest. Ms. Casswell is also a member of the Executive Committee of the Goldendale profit sharing plan and is the Chairperson of the Trustees of the profit sharing plan.

     A. Ray Roberts joined Northwest in 1992 as Operations Manager and was responsible for smelter operations. In 1997, Mr. Roberts was named President of Northwest Aluminum Technologies. In his over 28 years of experience in the aluminum industry and before joining Northwest, Mr. Roberts has worked for several smelting facilities in various engineering and managerial capacities, including production, marketing manager, technology development and liaison to government.

     Stephen E. Babson became a director of Golden Northwest Aluminum in 1998. Since 1996, he has served as a director of Goldendale. Mr. Babson is the Chairman and a partner in the Portland office of Stoel Rives LLP, which acts as our counsel, since 1984. Mr. Babson is also a director of Roseburg Forest Products Co. and Pensiontracker.com, Inc., and serves on the advisory boards of several Pacific Northwest based technology companies. He is the general partner of Babson Capital Partners, LP, a private investment fund, and the secretary and director of the Oregon Symphony Association.

     David Bolender became a director of Golden Northwest Aluminum in 1998. Since 1996, he has served as a director of Goldendale. Since 1992, Mr. Bolender has served as Chairman of the Board of Electro Scientific Industries, Inc., a manufacturer of machine tools for the electronics industry. In May 1998, Mr. Bolender became Chief Executive Officer and Chairman of the Board of Protocol Systems, a manufacturer of medical vital sign monitoring instrumentation. From 1982 to 1991, Mr. Bolender was President of Pacific Power and Light Company and PacifiCorp Electric Operations Group. Before joining PacifiCorp in 1982, Mr. Bolender spent 12 years with Westinghouse Electric Corporation, where he managed the construction and operation of power plants around the world. He is a member of the boards of directors of Benson Industries and Micro Monitors.

     Mark O. Hatfield became a director of Golden Northwest Aluminum and Goldendale in 1999. Since 1997, he has served as an administrative consultant to the Lasker Foundation. From 1967 to 1997, Mr. Hatfield served in the United States Senate as senator from the state of Oregon. From 1959 to 1967, he served as Governor of the state of Oregon. Mr. Hatfield serves on the board of directors of Lattice Semiconductor Corporation, a developer of high-performance programmable logic devices.

     Michael G. Psaros became a director of Golden Northwest Aluminum in 1998. Since 1996, he has served as a director of Goldendale. Since 1991, Mr. Psaros has been a Principal of Keilin & Co. LLC, a New York investment bank. In 1998, Mr. Psaros became a founding Principal of KPS (Keilin, Psaros, Shapiro) Special Situations Fund, L.P., a private equity fund focused on investing in underperforming, distressed and troubled companies. Before joining Keilin and founding KPS, Mr. Psaros worked in the investment banking department of Bear, Stearns & Co. Inc. Mr. Psaros was originally nominated to Goldendale's board by the President of the United Steelworkers of America.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     In the last fiscal year, our board of directors utilized the services of Messrs. Babson, Bolender, Hatfield and Psaros, our four outside directors, as a compensation committee. With the advice of the compensation committee, Brett Wilcox made the compensation decisions for executive officers.

EXECUTIVE COMPENSATION

     Compensation Summary. The following table sets forth compensation information for the President and our other six most highly compensated executives, each of whose total annual compensation exceeded $100,000 in 1999.

                                            Summary Compensation Table

                                                                       Annual Compensation
                                                                                          Other Annual
                                                       Salary            Bonus            Compensation
                                                      --------          --------          ------------
         Brett E. Wilcox, Chairman, President and
              Director
                  1999......................          $603,581              $532               $0
                  1998......................          $601,806          $903,001               $0

         Muhsin (Mac) Seyhanli, Vice President
              and General Manager - Golden
              Northwest Aluminum, Inc. and
              Goldendale
                  1999......................          $150,000          $100,573               $0
                  1998......................          $150,000          $253,380               $0

         Gerald Miller, Vice President, General
              Counsel and Secretary - Golden
              Northwest Aluminum, Inc. and
              Goldendale
                  1999......................          $120,000           $50,869         $211,043
                  1998......................          $120,000           $49,101         $211,043

         Jessie Casswell, Chief Financial Officer -
              Goldendale and Technologies
                  1999......................           $92,800           $50,989         $211,043
                  1998......................           $88,615           $68,718         $211,043

         Allen Barkley, Vice President and General
               Manager - Northwest
                  1999......................          $108,810            $1,316               $0
                  1998......................          $106,950          $100,000               $0

         Daniel J. Gnall, Vice President - Sales and
              Marketing - Northwest
                  1999......................          $108,810            $1,316               $0
                  1998......................          $106,950          $100,000               $0

         William R. Reid, Chief Financial Officer -
              Golden Northwest Aluminum, Inc. and
              Northwest
                  1999......................          $108,810            $1,316               $0
                  1998......................          $106,950          $100,000               $0

     The salaries of the above-named executive officers will be the same in fiscal 2000. Any increases in bonuses or other annual compensation will be dependent upon operating results and performance in fiscal 2000.

     In connection with the acquisition of Goldendale, we entered into deferred compensation agreements with certain employees in exchange for the employees waiving their rights under stock-based compensation and other employment agreements which existed at the time. Payments made under those agreements are included above under Other Annual Compensation.

LIMITATION OF LIABILITY AND INDEMNIFICATION

     Our articles of incorporation eliminate, to the fullest extent permitted by Oregon law, liability of our directors for monetary damages for conduct as a director. Although liability for monetary damages has been eliminated, equitable remedies such as injunctive relief or rescission remain available. In addition, a director is not relieved of his responsibilities under any other law, including the federal securities laws.

     Our articles of incorporation require us to reimburse the directors for any liabilities and related expenses arising from our operations to the fullest extent not prohibited by law. We believe that the limitation of liability provisions in our articles of incorporation may enhance our ability to attract and retain qualified individuals to serve as directors.

DIRECTORS' COMPENSATION

     Directors who are not our employees receive a fee of $5,000 per board meeting attended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of March 30, 2000, 1,000 shares of common stock were outstanding, held of record by Brett E. Wilcox.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We sell semi-solid metalworking and other value-added products to Hot Metal Technologies, Inc. and Hot Metal Moldings, Inc. under annual purchase orders. Hot Metal Technologies and Hot Metal Moldings, suppliers of automotive parts, are each wholly owned by Brett Wilcox, our President and sole shareholder. Our sales to these companies under these purchase orders totaled approximately $3.6 million for the year ended December 31, 1998 and approximately $3.3 million for the year ended December 31, 1999. The terms of these sales were comparable to similar sales to non-affiliates. We also made advances to Hot Metal Technologies and Hot Metal Moldings during the years ended December 31, 1998 and 1999 by way of payroll and benefits expenses paid by Northwest Aluminum Company for Northwest employees on loan to these companies. On December 31, 1997, $4.0 million of the total amount then owed by Hot Metal Technologies and Hot Metal Moldings to us for accounts receivable and advances was converted to a note receivable. The note bears interest at 9.25% per year and is payable in quarterly installments beginning April 1, 1998 through January 2002. As of December 31, 1999, a combined total of approximately $4.0 million was owed by these companies to us, consisting of approximately $2.7 million on the note receivable and accounts receivable of approximately $1.3 million. The highest amount of total indebtedness of Hot Metal Technologies and Hot Metal Moldings to us since January 1, 1997 was $6.5 million.

     In 1998, the federal government made a grant of $750,000 to Hot Metal Technologies as contractor, and Northwest Aluminum Specialties as subcontractor, for semi-solid metalworking research.

     In 1999, we paid $1.9 million to Mr. Wilcox to pay taxes owed by him as a result of Internal Revenue Service adjustments for taxes owed for earlier periods for Northwest, who files as a Subchapter S corporation. In 1997, Northwest Aluminum Company paid $4.9 million to Mr. Wilcox to pay taxes owed by him as a result of Northwest's status as a Subchapter S corporation. The amount paid was in excess of actual tax liabilities and, of this amount, $2.9 million was recorded as a dividend. The remaining $2.0 million is recorded as a receivable on our combined balance sheet and is outstanding. No interest is payable upon the receivable.

     Mr. Wilcox has entered into an agreement with Northwest, Northwest Aluminum Specialties and us under which we have agreed not to file any amended income tax return or change any election or accounting method without the consent of Mr. Wilcox if the filing or change would increase any tax liability of Mr. Wilcox. In addition, the companies have agreed to reimburse Mr. Wilcox for any adjustment for taxes owed for earlier periods, including interest on any such payments, and for certain other fees and costs relating to periods before December 18, 1998.

     Under a voting agreement effective May 17, 1996, Mr. Wilcox must cause Goldendale Holding Company to vote the shares of Goldendale Aluminum Company common stock held by it to ensure that

     (1) the Goldendale Aluminum Company board of directors consists of not more than five directors;

     (2) not less than one director is a nominee designated by the President of the United Steel Workers of America; and

     (3) not less than two directors are nominees of Mr. Wilcox who have no significant continuing business relationship with Mr. Wilcox or any entity controlled by him.

The voting agreement will remain in force so long as the USW represents the collective bargaining unit of the Goldendale facility, except that clauses (1) and (3) of the preceding sentence will continue only until the termination of the initial term of the Collective Bargaining Agreement dated April 7, 1996 between Goldendale Aluminum Company and the USW.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)   1.  FINANCIAL STATEMENTS                                               Page in this Report.
                                                                                 --------------------
              Report of Independent Certified Public Accountants.................        F-2

              Balance Sheets.....................................................        F-3

              Statements of Operations...........................................        F-4

              Statements of Shareholders' Equity.................................        F-5

              Statements of Cash Flows...........................................        F-6

              Summary of Significant Accounting Policies.........................        F-7

              Notes to Combined Financial Statements.............................       F-12

          2.  FINANCIAL STATEMENT SCHEDULES:

              NORTHWEST ALUMINUM COMPANY AND NORTHWEST ALUMINUM SPECIALTIES, INC.

              Report of Independent Certified Public Accountants.........................S-2

              Combined Balance Sheets....................................................S-3

              Combined Statements of Operations..........................................S-4

              Combined Statements of Shareholder's Equity................................S-5

              Combined Statements of Cash Flows..........................................S-6

              Summary of Significant Accounting Policies.................................S-7

              Notes to Combined Financial Statements ....................................S-10

              GOLDENDALE HOLDING COMPANY AND SUBSIDIARY

              Report of Independent Certified Public Accountants.........................S-15

              Consolidated Balance Sheets................................................S-16

              Consolidated Statements of Operations......................................S-17

              Consolidated Statements of Shareholders' Equity ...........................S-18

              Consolidated Statements of Cash Flows......................................S-19

              Summary of Significant Accounting Policies.................................S-20

              Notes to Consolidated Financial Statements ................................S-24

         3.   EXHIBITS:

              (a) The exhibits listed below are filed as part of this report

  Exhibit
  Number
  -------
  3.1        Articles of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-4, as
             amended (Registration No. 333-72245).
  3.2        Bylaws of Registrant. Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-4, as amended (Registration
             No. 333-72245).
  4.1        Indenture, dated as of December 21, 1998, between Registrant, as
             Issuer, Northwest Aluminum Specialties, Inc., Northwest Aluminum
             Company, Northwest Aluminum Technologies, LLC, Goldendale Holding
             Company, and Goldendale Aluminum Company, as Guarantors, and U.S.
             Trust Company, N.A., as Trustee. Incorporated by reference to
             Exhibit 4.1 to our Registration Statement on Form S-4, as amended
             (Registration No. 333-72245).
  4.2        Credit Agreement, dated December 21, 1998, among the Financial
             Institutions named therein, BancBoston, N.A., as Administrative
             Agent, U.S. Bank National Association, as Documentation Agent,
             Northwest Aluminum Company, Northwest Aluminum Specialties, Inc.,
             Goldendale Aluminum Company, and Northwest Aluminum Technologies,
             as amended by the Agreement and Amendment No. 1, dated as of
             January 21, 1999. Incorporated by reference to Exhibit 4.2 to our
             Registration Statement on Form S-4, as amended (Registration No.
             333-72245).
  4.3        Registration Rights Agreement, dated as of December 21, 1998, by and among the Registrant, the Subsidiary Guarantors party to this
             Agreement; and BancBoston Robertson Stephens Inc., and Libra
             Investments, Inc. Incorporated by reference to Exhibit 4.3 to our
             Registration Statement on Form S-4, as amended (Registration No.
             333-72245).
  4.4        Certificate of Incorporation of Goldendale Holding Company.
             Incorporated by reference to Exhibit 4.4 to our Registration
             Statement on Form S-4, as amended (Registration No. 333-72245).
  10.1       Agreement to Toll Convert Alumina into Aluminum, dated May 22,
             1996, between Hydro Aluminum Louisville, Inc., and Goldendale
             Aluminum Company. Incorporated by reference to Exhibit 10.1 to our
             Registration Statement on Form S-4, as amended (Registration No.
             333-72245). (Confidential treatment of portions of this document has been granted by order of the Commission. The information omitted from this exhibit has been filed with the Commission.)
  10.2       First Amendment to Agreement to Toll Convert Alumina into Aluminum, dated December 21, 1998. Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-4, as amended (Registration
             No. 333-72245).
  10.3       Tax Indemnification Agreement, dated as of December 21, 1998, between Registrant, Northwest Aluminum Company, Northwest Aluminum
             Specialties, Inc., and Brett E. Wilcox. Incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-4, as
             amended (Registration No. 333-72245).
  10.4       General Transmission Agreement, dated April 7, 1995, executed by the United States of America Department of Energy acting by and through the Bonneville Power Administration and Northwest Aluminum
             Company. Incorporated by reference to Exhibit 10.9 to our
             Registration Statement on Form S-4, as amended (Registration No.
             333-72245).
  10.5       Power Sale Agreement, dated September 28, 1995, between the United
             States of America Department of Energy acting by and through the
             Bonneville Power Administration and Northwest Aluminum Company.
             Incorporated by reference to Exhibit 10.10 to our Registration
             Statement on Form S-4, as amended (Registration No. 333-72245).
  10.6       Voting Agreement dated May 17, 1996, by Brett Wilcox for the benefit of the United Steelworkers of America, Local 8147.
             Incorporated by reference to Exhibit 10.11 to our Registration
             Statement on Form S-4, as amended (Registration No. 333-72245).

  Exhibit
  Number
  -------
  10.7       General Transmission Agreement, dated May 4, 1995, executed by the
             United States of America Department of Energy acting by and through the Bonneville Power Administration and Columbia Aluminum Company.
             Incorporated by reference to Exhibit 10.12 to our Registration
             Statement on Form S-4, as amended (Registration No. 333-72245).
  10.8       Power Sales Agreement, dated September 18, 1995, executed by the
             United States of America Department of Energy acting by and through the Bonneville Power Administration and Columbia Aluminum Company.
             Incorporated by reference to Exhibit 10.13 to our Registration
             Statement on Form S-4, as amended (Registration No. 333-72245).
  10.9       Cancelable Swap Agreement dated January 21, 1999, between
             Goldendale Aluminum Company and BankBoston, N.A. Incorporated by
             reference to Exhibit 10.14 to our Registration Statement on Form
             S-4, as amended (Registration No. 333-72245).
  10.10      Alumina Supply Agreement dated October 15, 1999 by Glencore Ltd.
             and Northwest Aluminum Company. (Confidential treatment of portions of this document has been requested. The information omitted from this exhibit has been filed with the Commission.)
  10.11      Phantom Stock Termination Agreement dated August 1, 1996 between Goldendale Aluminum Company and Jessie
             Casswell.*
  12.1       Statements re Computation of Ratios.
  21.1       Subsidiaries of the Registrant.
  24.1       Powers of Attorney (included on signature pages of the Registration Statement).
  27.1       Financial Data Schedule.

--------------------
         *   Management contract or compensatory arrangement.

         (b) Reports on Form 8

         Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Golden Northwest Aluminum, Inc., and the Co-Registrants named below, have duly caused this Report to be signed on their behalf by the undersigned, thereunto duly authorized, in The Dalles, Oregon, on March 28, 1999.

                                    GOLDEN NORTHWEST ALUMINUM, INC.


                                             Brett E. Wilcox
                                    By:_________________________________________
                                             Brett E. Wilcox
                                             President and Chairman of the Board

                                    CO-REGISTRANTS

                                    GOLDENDALE HOLDING COMPANY
                                    GOLDENDALE ALUMINUM COMPANY
                                    NORTHWEST ALUMINUM COMPANY
                                    NORTHWEST ALUMINUM SPECIALTIES, INC.


                                             Brett Wilcox
                                    By__________________________________________
                                             Brett Wilcox
                                             President

                                    NORTHWEST ALUMINUM TECHNOLOGIES, L.L.C.


                                             William R. Reid
                                    By__________________________________________
                                             William R. Reid
                                             Vice President

                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Brett E. Wilcox and William R. Reid his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on March 28, 1999 on behalf of the Registrant and in the capacities indicated:

                        REGISTRANT OFFICERS AND DIRECTORS

      Signature                                Title
--------------------------    ---------------------------------------------

Brett E. Wilcox
--------------------------    President, Chairman of the Board and Director
Brett E. Wilcox               (Principal Executive Officer)

William R. Reid
--------------------------    Chief Financial Officer
William R. Reid               (Principal Financial Officer and Principal
                              Accounting Officer)
Stephen E. Babson
--------------------------    Director
Stephen E. Babson


--------------------------    Director
David Bolender

Mark O. Hatfield
--------------------------    Director
Mark O. Hatfield

Michael G. Psaros
--------------------------    Director
Michael G. Psaros


                      CO-REGISTRANT OFFICERS AND DIRECTORS

     Signature                                 Title
--------------------------    ---------------------------------------------

GOLDENDALE HOLDING COMPANY


Brett E. Wilcox
--------------------------    President and Director
Brett E. Wilcox               (Principal Executive Officer)

Jessie Casswell
--------------------------    Chief Financial Officer
Jessie Casswell               (Principal Financial Officer and Principal
                              Accounting Officer)

NORTHWEST ALUMINUM COMPANY
NORTHWEST ALUMINUM SPECIALTIES, INC.

Brett E. Wilcox
--------------------------    President and Director
Brett E. Wilcox               (Principal Executive Officer)

William R. Reid
--------------------------    Chief Financial Officer
William R. Reid               (Principal Financial Officer and Principal
                              Accounting Officer)

GOLDENDALE ALUMINUM COMPANY

Brett E. Wilcox
--------------------------    President and Chairman of the Board
Brett E. Wilcox               (Principal Executive Officer and Principal
                              Financial Officer and Principal Accounting
                              Officer)

Stephen E. Babson
--------------------------    Director
Stephen E. Babson


--------------------------    Director
David Bolender

Mark O. Hatrield
--------------------------    Director
Mark O. Hatfield

Michael G. Psaros
--------------------------    Director
Michael G. Psaros


NORTHWEST ALUMINUM TECHNOLOGIES, L.L.C.

A. Ray Roberts
--------------------------    President
A. Ray Roberts                (Principal Executive Officer)

Jessie Casswell
--------------------------    Chief Financial Officer
Jessie Casswell               (Principal Financial Officer and Principal
                              Accounting Officer)

Brett E. Wilcox
--------------------------    Director
Brett E. Wilcox

                          INDEX TO FINANCIAL STATEMENTS


GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
Report of Independent Certified Public Accountants...................................     F-2
Consolidated Balance Sheets as of December 31, 1998 and 1999.........................     F-3
Consolidated Statements of Operations for the years ended December 31, 1997, 1998
    and 1999.........................................................................     F-4
Consolidated Statements of Shareholder's Equity for the years ended December 31,
    1997, 1998 and 1999..............................................................     F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998
    and 1999.........................................................................     F-6
Summary of Significant Accounting Policies...........................................     F-7
Notes to Consolidated Financial Statements...........................................     F-12

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Golden Northwest Aluminum, Inc. and Subsidiaries
The Dalles, Oregon

     We have audited the accompanying consolidated balance sheets of Golden Northwest Aluminum, Inc. and Subsidiaries as of December 31, 1998 and 1999 and the related consolidated statements of operations, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Northwest Aluminum, Inc. and Subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

BDO Seidman, LLP




Spokane, Washington
March 22, 2000

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                 ASSETS (Note 4)

                                                                                              DECEMBER 31,
                                                                                     --------------------------------
                                                                                         1998                 1999
                                                                                     -----------          -----------
                                                                                             (IN THOUSANDS)
Current assets:
     Cash and cash equivalents....................................................   $   37,633           $    1,929
     Trade accounts receivable, less allowance for doubtful accounts of $100
        (Note 13).................................................................       48,164               54,752
     Current portion of receivable due from related company (Note 12).............        2,126                2,639
     Inventories (Note 1).........................................................       55,083               65,618
     Intercompany receivable......................................................            -               13,106
     Prepaid expenses.............................................................          786                  666
     Income taxes refundable (Note 9).............................................            -                3,121
                                                                                     -----------          -----------
              Total current assets................................................      143,792              141,831
                                                                                     -----------          -----------
Property, plant and equipment, net (Note 2).......................................      117,761              132,961
Goodwill, net of accumulated amortization of  $9,494 and $14,241 (Note 9).........       88,140               81,348
Advances to shareholder...........................................................        2,000                2,000
Receivable due from related company, less current portion (Note 12)...............        2,826                1,824
Other assets, net (Notes 3 and 13)................................................       10,115               10,667
                                                                                     -----------          -----------
                                                                                     $  364,634           $  370,631
                                                                                     ===========          ===========

                                                 LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
     Current portion of long-term debt (Note 4)..................................    $        -           $   25,279
     Trade accounts payable......................................................        41,035               45,925
     Accrued expenses (Note 7)...................................................        19,598               16,806
     Deferred income taxes (Note 9)..............................................         1,670                1,583
     Income taxes payable .......................................................         2,197                    -
                                                                                     -----------          -----------
              Total current liabilities..........................................        64,500               89,593
                                                                                     -----------          -----------
     Long-term debt, less current portion (Note 4)...............................       170,000              170,000
     Deferred income taxes (Note 9)..............................................         9,965               13,644
     Deferred compensation notes payable (Note 6)................................         1,734                  662
     Other long-term liabilities (Note 8)........................................         1,741                1,825
     Dividends payable (Note 10).................................................         9,515               13,163
                                                                                     -----------          -----------
              Total liabilities..................................................       257,455              288,887
                                                                                     -----------          -----------

Commitments and Contingencies (Notes 5, 6, 8 and 9)

Preferred stock of subsidiary (Note 10)..........................................        29,663               29,663

Shareholder's Equity:
     Common stock, $0.10 par value; 350,000 shares authorized; 1,000 shares
        issued and outstanding...................................................             -                    -
     Additional paid-in capital..................................................        65,504               63,628
     Retained earnings (accumulated deficit).....................................        12,012              (11,547)
                                                                                     -----------          -----------
              Total shareholder's equity.........................................        77,516               52,081
                                                                                     -----------          -----------
                                                                                     $  364,634           $  370,631
                                                                                     ===========          ===========

      See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             YEAR ENDED DECEMBER 31,
                                                                 -------------------------------------------------
                                                                      1997             1998              1999
                                                                 --------------    -------------     -------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues (Notes 5 and 12)......................................  $     497,872     $    470,850      $    444,174
Cost of revenues...............................................        436,511          440,732           429,784
                                                                 --------------    -------------     -------------
Gross margin...................................................         61,361           30,118            14,390
General and administrative expenses............................         17,115           18,119            16,672
                                                                 --------------    -------------     -------------
Operating income (loss)........................................         44,246           11,999            (2,282)
                                                                 --------------    -------------     -------------
Other income (expense):
   Interest expense (Note 4)...................................        (16,723)         (14,180)          (21,977)
   Other income, net...........................................          4,246            1,889               603
                                                                 --------------    -------------     -------------
Net other expense..............................................        (12,477)         (12,291)          (21,374)
                                                                 --------------    -------------     -------------
Income (loss) before income taxes..............................         31,769             (292)          (23,656)
Income tax expense (benefit) (Note 9)..........................         13,274            3,009            (3,745)
                                                                 --------------    -------------     -------------
Income (loss) before extraordinary item........................         18,495           (3,301)          (19,911)
Extraordinary item - loss on extinguishment of debt
   (net of income tax benefit of $513) (Note 4)................              -           (1,552)                -
                                                                 --------------    -------------     -------------
Net income (loss)                                                $      18,495     $     (4,853)     $    (19,911)
                                                                 ==============    =============     =============

Income (loss) before extraordinary item........................  $      18,495     $     (3,301)     $    (19,911)
Dividends accrued on preferred stock of subsidiary.............         (3,648)          (3,648)           (3,648)
                                                                 --------------    -------------     -------------
Income (loss) available to common shareholder..................         14,847           (6,949)          (23,559)
Extraordinary item.............................................              -           (1,552)                -
                                                                 --------------    -------------     -------------
Net income (loss) available to common shareholder..............  $      14,847     $     (8,501)     $    (23,559)
                                                                 ==============    =============     =============
Earnings (loss) per share - basic and diluted:

Income (loss) before extraordinary item........................  $      14,847     $     (6,949)     $    (23,559)
Extraordinary item.............................................              -           (1,552)                -
                                                                 --------------    -------------     -------------
Net income (loss) per share of common stock....................  $      14,847     $     (8,501)     $    (23,559)
                                                                 ==============    =============     =============

Weighted average shares of common stock outstanding............          1,000            1,000             1,000
                                                                 ==============    =============     =============


      See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY


                                                                                             RETAINED
                                                   COMMON STOCK             ADDITIONAL       EARNINGS          TOTAL
                                            ---------------------------      PAID-IN       (ACCUMULATED     SHAREHOLDER'S
                                               SHARES         AMOUNT         CAPITAL         DEFICIT)          EQUITY
                                            -----------    ------------    ------------    ------------     -------------
                                                                 (IN THOUSANDS EXCEPT SHARE DATA)
Balance at January 1, 1997 ...............      1,000      $        -      $   65,354      $     8,598      $  73,952
Cash contributed to capital...............          -               -             150                -            150
Dividends accrued on preferred stock......          -               -               -           (3,648)        (3,648)
Dividends paid on common stock............          -               -               -           (2,932)        (2,932)
Net income................................          -               -               -           18,495         18,495
                                            -----------    ------------    ------------    ------------     -------------

Balance at December 31, 1997..............      1,000               -          65,504           20,513         86,017
Dividends accrued on preferred stock......          -               -               -           (3,648)        (3,648)
Net loss..................................          -               -               -           (4,853)        (4,853)
                                            -----------    ------------    ------------    ------------     -------------

Balance at December 31, 1998..............      1,000               -          65,504           12,012         77,516
Dividends accrued on preferred stock .....          -               -               -           (3,648)        (3,648)
Dividends paid on common stock ...........          -               -          (1,876)               -         (1,876)
Net loss..................................          -               -               -          (19,911)       (19,911)
                                            -----------    ------------    ------------    ------------     -------------
Balance at December 31, 1999..............      1,000      $        -      $   63,628      $   (11,547)     $  52,081
                                            ===========    ============    ============    ============     =============


      See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                             YEAR ENDED DECEMBER 31,
                                                                 -------------------------------------------------
                                                                      1997             1998              1999
                                                                 --------------    -------------     -------------
                                                                                  (IN THOUSANDS)
Cash flows from operating activities:
   Net income (loss)..........................................   $      18,495     $     (4,853)     $    (19,911)
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating activities:
     Depreciation and amortization............................          19,069           20,371            23,572
     Loss (gain) on disposal of assets........................          (2,600)             (38)              197
     Provision for bad debts..................................               -            1,500                 -
     Extraordinary loss.......................................               -            2,065                 -
     Deferred income taxes....................................           8,136              487             4,376
     Change in assets and liabilities, net of effect of
         acquisition:
         Trade accounts receivable............................          (1,372)          13,198            (6,588)
         Inventories..........................................          (9,503)           5,809           (10,535)
         Prepaid expenses.....................................             150             (259)              120
         Other assets.........................................           2,850              527            (1,676)
         Trade accounts payable...............................          22,914           (6,878)            4,890
         Accrued expenses.....................................           3,641           (2,739)           (1,113)
         Intercompany payable.................................               -              418           (13,524)
         Income taxes refundable..............................          (4,886)            (955)           (5,318)
         Other liabilities....................................            (802)              85                84
                                                                 --------------    -------------     -------------
Net cash provided by (used in) operating activities...........          56,092           28,738           (25,426)
                                                                 --------------    -------------     -------------
Cash flows from investing activities:
   Proceeds from disposal of assets...........................          12,821            1,210                 -
   Acquisition of property, plant and equipment...............         (14,281)         (19,010)          (33,098)
   Advances to shareholder....................................          (2,000)               -                 -
   Net payments from (advances to) related company............          (3,631)            (918)              489
                                                                 --------------    -------------     -------------
Net cash used in investing activities.........................          (7,091)         (18,718)          (32,609)
                                                                 --------------    -------------     -------------
Cash flows from financing activities:
   Borrowings under revolving credit facilities...............         319,219          300,772            57,000
   Repayments under revolving credit facilities...............        (326,793)        (299,762)          (31,721)
   Contribution of capital....................................             150                -                 -
   Principal repayments of term loan facilities...............         (42,926)         (11,904)                -
   Proceeds from long-term borrowings.........................               -           45,953                 -
   Deferred finance costs.....................................               -           (7,035)                -
   Principal payments on deferred compensation notes..........            (813)          (1,662)           (1,072)
   Dividends paid                                                       (2,932)              -             (1,876)
                                                                 --------------    -------------     -------------
Net cash provided by (used in) financing activities...........         (54,095)          26,362            22,331
                                                                 --------------    -------------     -------------
Net increase (decrease) in cash and cash equivalents..........          (5,094)          36,382           (35,704)
Cash and cash equivalents, beginning of year..................           6,345            1,251            37,633
                                                                 --------------    -------------     -------------
Cash and cash equivalents, end of year........................ $         1,251   $       37,633    $        1,929
                                                                 ==============    =============     =============
Supplemental Disclosures of Cash Flow Information (Note 11)


      See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                             (DOLLARS IN THOUSANDS)

OPERATIONS, PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The operations of Golden Northwest Aluminum, Inc. ("Golden" or the "Company") consist primarily of the smelting conversion of alumina to aluminum under tolling arrangements with alumina suppliers, processing of aluminum into primary products, and the sale of those products within one business segment. The operations are located in the Pacific Northwest on the Columbia River.

     The Company was incorporated in the state of Oregon on June 3, 1998 for the purposes of becoming the holding company of Northwest Aluminum Company, Northwest Aluminum Specialties, Inc., (collectively "Northwest"), Goldendale Holding Company and its wholly owned subsidiary, Goldendale Aluminum Company (collectively "Goldendale") and Northwest Aluminum Technologies, LLC ("Technologies"). The sole shareholder of the Company also owned all of the outstanding shares of common stock of Northwest, Goldendale and Technologies. On December 18, 1998, the sole shareholder of Golden contributed all of the issued and outstanding shares of common stock of Northwest, Goldendale and Technologies to the Company. The transaction was accounted for as a merger of entities under common control in a manner similar to a pooling of interests. Accordingly, the financial statements give retroactive effect to this transaction. The consolidated financial statements include the accounts of Northwest, Goldendale and Technologies.

      The Company, Goldendale and Technologies report on a December 31 year basis; Northwest reports on a September 30 fiscal year basis. Included in current assets at December 31, 1999 is $13,106 and included in accrued expenses at December 31, 1998 is $418, representing the portion of intercompany advances which do not eliminate due to the differing year ends. All other significant intercompany accounts and transactions have been eliminated.

     Consolidated and separate results of Northwest, Goldendale and Technologies are as follows:

                                                                              YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------------------
                                                                        1997              1998             1999
                                                                 ------------      ------------     ------------
Revenues:
   Northwest .................................................   $   296,271       $   293,596      $   275,928
   Goldendale.................................................       201,601           177,254          168,246
                                                                 ------------      ------------     ------------
                                                                 $   497,872       $   470,850      $   444,174
                                                                 ============      ============     ============

Net income (loss):
   Northwest..................................................   $       367       $    (3,483)     $    (8,278)
   Goldendale.................................................        18,290              (111)          (9,220)
   Technologies...............................................          (162 )            (336)            (551)
   Consolidating adjustments..................................             -              (923)          (1,862)
                                                                 ------------      ------------     ------------
                                                                 $    18,495       $    (4,853)     $   (19,911)
                                                                 ============      ============     ============

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                              (DOLLARS IN THOUSANDS)

REVENUE RECOGNITION

      Revenues for the conversion of alumina and processing of aluminum under tolling arrangements are recognized upon completion of the tolling process. Under the tolling arrangements, alumina suppliers deliver their alumina to the Company. The alumina is converted to aluminum in reduction cells by putting it in liquid form by dissolving it in an "electrolyte" solution and then passing electric current through the "electrolyte" to separate the alumina into its two parts, aluminum and oxygen. This process is continuous and is nearly instantaneous as the alumina is dissolved in the "electrolyte". Revenues from the processing and sale of aluminum products are recognized upon shipment.

INVENTORIES

      Inventories are stated at the lower of cost or market. Cost is determined by the weighted-average cost method.

PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment including cell relining costs are stated at cost, less accumulated depreciation. For financial reporting purposes, the costs of plant and equipment are depreciated over the estimated useful lives of the assets, which range from three to forty years, using the straight-line method.

GOODWILL

      Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is being amortized on a straight-line basis over twenty years. The Company periodically evaluates the recoverability of goodwill. The measurement of possible impairment is based primarily on the Company's ability to recover the unamortized balance of the goodwill from expected future operating cash flows on an undiscounted basis.

ASSET IMPAIRMENT

      The Company evaluates its long-lived assets for financial impairment, and continues to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

INTEREST COSTS

      The Company follows the policy of capitalizing interest as a component of the cost of property, plant and equipment constructed for its own use. Interest costs of $0, $44 and $576 were capitalized during the year ended December 31, 1997, 1998 and 1999, respectively.

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                              (DOLLARS IN THOUSANDS)

INCOME TAXES

      Both the Company and its Northwest subsidiary have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, the Company, including its Northwest subsidiary, does not pay federal or state corporate income taxes on its taxable income. Instead, the Company's shareholder is liable for individual federal and state income taxes on its taxable income. It is the Company's intention to pay dividends to the shareholder in an amount no less than the sum of these federal and state income taxes.

      The Company's other subsidiary, Goldendale, accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 uses the liability method so that deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws and tax rates. Deferred income tax expense or benefit is based on the changes in the financial statement basis versus the tax basis in Goldendale's assets or liabilities from period to period.

ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Those estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATIONS OF CREDIT RISK

      Financial instruments, which potentially subject the Company to a concentration of credit risk, consist of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with various high quality financial institutions; these deposits may exceed federally insured limits at various times throughout the year. Northwest sells its products to various customers involved in the manufacturing of aluminum products located throughout the United States. Credit risk arising from these receivables is controlled through credit approval, credit limit and monitoring procedures. Receivables due from the Company's two primary tolling customers comprise 39% and 41% of the Company's total trade accounts receivable at December 31, 1998 and 1999, respectively.

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                              (DOLLARS IN THOUSANDS)

FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

      The fair values of financial instruments have been determined through information obtained from quoted market sources and management estimates. It is management's belief that financial instruments held by the Company approximate fair market value. The Company does not hold or issue financial instruments or derivative financial instruments for trading purposes.

      Goldendale has entered into an interest rate swap agreement for purposes of minimizing exposure to interest rate risk. The differential between the floating interest rate and the fixed interest rate, which is to be paid or received, is recognized in interest expense as the floating interest rate changes over the life of the agreement.

RESEARCH AND DEVELOPMENT COSTS

      Expenditures associated with research and development for existing product process improvements are expensed as incurred. These costs amounted to $544, $1,194 and $2,070 during the years ended December 31, 1997, 1998 and 1999, respectively. Depreciation on equipment used for research and development amounted to $0, $0 and $47 during the periods ended December 31, 1997, 1998 and 1999.

CASH AND CASH EQUIVALENTS

      For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

ENVIRONMENTAL MATTERS

      The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company records a liability for an environmental matter when it is probable and can be reasonably estimated. The liability is adjusted as further information develops or circumstances change. The Company's estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs. The estimated liability of the Company is not discounted or reduced for possible recoveries from insurance carriers

DEBT ISSUE COSTS

      Costs and fees incurred to obtain financing are capitalized and amortized over the term of the related debt.

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                              (DOLLARS IN THOUSANDS)

RECLASSIFICATIONS

      Certain reclassifications of 1997 and 1998 amounts have been made to confirm to classifications used in 1999.

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently analyzing the financial impact (if any) the adoption of SFAS No. 133 will have on its consolidated financial statements.

EARNINGS (LOSS) PER SHARE

      Basic earnings per share includes no dilution and is calculated by dividing income (loss) available to common shareholders after preferred stock dividends accrued, by the average number of shares actually outstanding during the period. Diluted earnings per share reflects the potential dilution of securities (such as stock options, warrants and securities convertible into common stock) that could share in the earnings of an entity. The Company has no dilutive securities as of December 31, 1999.

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

1.       INVENTORIES

         INVENTORIES CONSIST OF THE FOLLOWING:

                                                                               DECEMBER 31,
                                                                       -----------------------------
                                                                            1998           1999
                                                                       -------------   ------------
                 Purchased metals and tolling in process.............  $     33,047    $    42,880
                 Supplies and alloys ................................        12,558         13,619
                 Carbon plant materials..............................         5,793          5,414
                 Alumina.............................................         3,685          3,705
                                                                       -------------   ------------
                                                                       $     55,083    $    65,618
                                                                       =============   ============

2.       PROPERTY, PLANT AND EQUIPMENT AND RESTATEMENT

         PROPERTY, PLANT AND EQUIPMENT CONSIST OF THE FOLLOWING:

                                                                               DECEMBER 31,
                                                                       -----------------------------
                                                                           1998             1999
                                                                       ------------    -------------
                 Land and improvements                                 $     7,378      $     8,419
                 Machinery and equipment.............................      124,797          148,950
                 Buildings and improvements..........................       38,298           40,117
                 Capital projects in process.........................        8,435           12,133
                                                                       ------------     ------------
                                                                           178,908          209,619
                 Less accumulated depreciation.......................       61,147           76,658
                                                                       ------------     ------------
                                                                     $     117,761    $     132,961
                                                                       ============     ============

     During 1998, in connection with the preparation of its financial statements to be used in the registration of debt securities discussed in Note 4, the Company changed its method of accounting for cell relining costs from expensing such costs as incurred to capitalizing and amortizing these costs over future periods. As a result of relining the cells with improved materials, the useful life of the individual cells has increased. In addition, the cell relining activity and related expenditures vary each year. The Company believes that the new method improves the matching of revenues and costs as technological improvements have extended the estimated period of economic benefit realized from cell relining. The change has been applied by retroactively restating the accompanying consolidated financial statements. The effect of this change was to increase net income by $2,067 for the year ended December 31, 1997.

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

3.       OTHER ASSETS

         Other assets consist of the following:

                                                                                DECEMBER 31,
                                                                        --------------------------
                                                                            1998          1999
                                                                        ------------   -----------
                Long-term trade receivable, less allowance for          $       814    $    1,572
                   doubtful accounts of $900..........................
                Debt issue costs, net of accumulated amortization
                   of $50 and $1,078..................................        6,985         6,522
                Restricted cash.......................................        1,300         1,844
                Power project assets held for sale....................          543           543
                Other                                                           473           186
                                                                        ------------   -----------
                                                                        $    10,115    $   10,667
                                                                        ============   ===========

      Restricted cash consists of cash held in trust and committed for environmental cleanup and workers compensation self-insurance as required by the State of Washington. These monies will be disbursed at a future date as required by the state.

4.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                               DECEMBER 31,
                                                                        ----------------------------
                                                                            1998            1999
                                                                        ------------    ------------
                First mortgage notes..................................  $   150,000     $   150,000
                Subordinated credit agreement.........................       20,000          20,000
                Revolving credit facility ............................            -          25,279
                                                                        ------------    ------------
                Long-term debt........................................      170,000         195,279
                Less current portion..................................            -          25,279
                                                                        ------------    ------------
                Long-term debt less current portion...................  $   170,000     $   170,000
                                                                        ============    ============

     In December 1998, the Company issued $150 million of 12% first mortgage notes due on December 15, 2006. Interest is payable semi-annually on June 15 and December 15, commencing June 15, 1999. Payment of the notes is guaranteed by all of the Company's subsidiaries. The debt is collateralized by substantially all of the real property, plant and equipment of the Company's subsidiaries and by a pledge of all of the issued and outstanding capital stock of the Company's subsidiaries. On or after December 15, 2002 the notes are redeemable at the option of the Company at specified redemption prices. There are no sinking fund requirements. The indenture agreement limits principal payments on subordinated debt, dividends or shareholder distributions, and investments in subsidiaries. In connection with the issuance of the notes, each of the Company's direct and indirect wholly-owned subsidiaries has jointly and severally guaranteed the notes on a full and unconditional basis.

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)


     In December 1998, the Company entered into a $75 million bank revolving credit facility, which matures on December 20, 2003 and is collateralized by inventory, accounts receivable and related intangibles, including a security interest in the Company's tolling agreement. As specified in the credit agreement, borrowings under the credit facility bear interest at a floating base rate plus from 0.50% to 1.00% (9.25% at December 31, 1999) or the LIBOR rate plus from 2.00% to 2.50% (8.75% at December 31, 1999). The additional margin is dependent upon the consolidated ratio of earnings before interest, income taxes, depreciation and amortization to interest expense. The credit facility provides for the payment of a commitment fee of 0.50% per annum based on the unused portion of the credit facility. The credit agreement contains restrictive covenants, including a minimum net worth requirement, a minimum excess availability requirement and limitations on capital expenditures, dividends, additional indebtedness, mergers and other business combinations, assets sales, encumbrances, investments and transactions with affiliates.
The Company was in compliance with these convenants at December 31, 1999.

      Also in December 1998, the Company entered into a subordinated credit agreement with Norsk Hydro USA, Inc. pursuant to which $20 million was advanced. The debt bears interest at LIBOR plus two percent (7.88% at December 31, 1999) and is due in December 2005. The debt is secured by a second lien and a pledge on the collateral securing the first mortgage notes and is guaranteed by the Company's subsidiaries. Except for the collateral security, the guarantees by the Company are subordinate to the indebtedness under the bank revolving credit facility. The credit agreement provides for additional borrowings of $10 million on or prior to December 31, 2001.

     On January 25, 1999 the Company terminated at no cost its existing interest rate swap agreements and entered into a new swap agreement that expires in 2003. The fixed interest rate paid on the new swap is 6.4% and covers $20 million of notional principal amount of floating rate (LIBOR) indebtedness of the Company. Although the Company is exposed to credit loss on the interest rate swap in the event of nonperformance by the counterparties, the Company estimates the likelihood of such nonperformance to be remote. At December 31, 1998 and 1999, the fair value of the interest rate swaps was approximately $92 and $1,029, respectively, which reflects the estimated amount that the Company would pay to terminate the contracts.

5.   ALUMINA TOLLING CONVERSION AGREEMENTS

     Both Goldendale and Northwest had agreements with alumina suppliers for the conversion of alumina to aluminum for a tolling charge under which the entire production capacity of the smelting facilities is dedicated to the tolling of its supplier's alumina. The supplier is obligated to supply, without charge, alumina sufficient to meet the requirements for full operation. The tolling fees set forth in the contracts are a percentage of the price of aluminum quoted on the London Metal Exchange. Goldendale's agreement continues through December
31, 2006, and Northwest's agreement terminated on December 31, 1999. These two tolling customers accounted for 18% and 40% of the Company's consolidated revenues in 1997, 19% and 37% of the Company's consolidated revenue in 1998, and 17% and 37% of the Company's consolidated revenue in 1999.

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)


     In connection with the expiration of Northwest's tolling arrangement, the Company executed an alumina supply agreement with Glencore. This new agreement states that Glencore will supply alumina to meet all of Northwest's current alumina requirements through the year ended December 31, 2004.

6.   EMPLOYEE BENEFIT PLANS

     Profit Sharing Bonus Plans

     Northwest has entered into agreements, which continue through 2001, with the United Steelworkers of America, AFL-CIO, to pay annually as additional compensation 20% of the combined net income of Northwest, as adjusted in accordance with the agreements. Northwest's total additional compensation bonuses under these agreements amounted to approximately $1,300, $829 and $298 during the years ended December 31, 1997, 1998 and 1999, respectively.

     Goldendale has a profit sharing plan for its hourly and salaried employees. All Goldendale employees are eligible participants in this plan upon completion of a probationary period. The plan provides for payments equal to a percentage of Goldendale's profits, as defined. These amounts are to be distributed to eligible participants on or before March 31 following Goldendale's year-end. For the years ended December 31, 1997, 1998 and 1999, Goldendale recorded approximately $1,900, $380 and $389, respectively, of expense related to this plan.

     Retirement Benefit Plans

     Northwest has a defined contribution 401(k) profit sharing plan (the "401k Plan") covering substantially all Northwest employees under which employees may elect to defer pay subject to statutory limits. Northwest is committed to contribute the greater of $.25 per eligible hour worked or 5% of the combined adjusted net income of Northwest. Northwest may also make discretionary contributions to the 401k Plan. Total required and discretionary contributions by Northwest to the 401(k) Plan amounted to approximately $560, $341 and $304 during the years ended December 31, 1997, 1998 and 1999, respectively.

     Goldendale has a 401(k) profit sharing plan under which employees may elect to defer pay, subject to statutory limits; Goldendale also makes matching contributions for nonbargaining on the basis of percentages specified in the plan and discretionary contributions as determined on an annual basis. Goldendale also maintained a separate profit sharing retirement plan (the "DC Plan") which provided retirement benefits for substantially all of its employees. Goldendale is committed to contribute the greater of 5% of net income or $.25 per eligible hour worked. During 1999, the separate profit sharing retirement plan was merged into the 401(k) profit sharing plan. For the periods ended December 31, 1997, 1998 and 1999, Goldendale recorded approximately $730, $290 and $514 of expense for plan contributions.

      Deferred Compensation Notes Payable

      In connection with the acquisition of Goldendale in 1996, the Company entered into deferred compensation agreements with certain employees in exchange for the employees waiving their rights

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

under stock-based compensation and other employment agreements which existed at that date. The liability is payable in monthly installments of approximately $115, including interest at 8.75%, through 2001.

7.   ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                                DECEMBER 31,
                                                                         ----------------------------
                                                                             1998            1999
                                                                         ------------    ------------
                 Bonuses..............................................   $     5,023     $     4,275
                 Salaries and related expenses........................         3,782           3,956
                 Interest.............................................         4,538           3,163
                 Intercompany payable.................................           418               -
                 Other                                                         5,837           5,412
                                                                         ------------    ------------
                                                                         $    19,598     $    16,806
                                                                         ============    ============

8.   COMMITMENTS AND CONTINGENCIES

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

      The Company has agreed to be contingently liable for the debts of a customer amounting to $1,336 at December 31, 1999.

      During 1999, the Company contracted for the design and construction of a bath reclaim facility at Goldendale. In connection therewith, a dispute has arisen over contract change orders to an engineering and construction contract. The Company has proposed a settlement in the amount of $411, which has been accrued in the financial statements for 1999. If the settlement offer is not accepted, the ultimate cost to the Company may exceed this accrual.

     As of December 31, 1998 and 1999, the Company had a liability of approximately $1,741 and $1,825 respectively, for estimated environmental remediation activities. The Company's estimate of this liability is based on a remediation study conducted by independent engineering consultants. The total cost of remediation is estimated at $2.5 million; however, under a court decree the Company is only responsible for approximately one-half of the total. The remaining cost is the responsibility of prior owners. No accrual has been provided for the Northwest facility as the Company is unaware of any current condition which would give rise to remedial action.

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

      The Company has entered into various agreements for the purchase of power, alumina and aluminum. Future estimated minimum payments under these noncancelable agreements are as follows:

                 YEAR  ENDING DECEMBER 31,                                           AMOUNT
                 -------------------------                                           ------------
                 2000                                                                $    83,990
                 2001                                                                     90,209
                 2002                                                                     31,429
                 2003                                                                     31,429
                 2004                                                                     31,429
                 2005                                                                      7,857
                                                                                     ------------
                                                                                     $   276,343
                                                                                     ============

9.   INCOME TAXES

     Income tax expense (benefit) consists of the following:

                                                                 YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                             1997           1998          1999
                                                         -----------    -----------    ----------
                   Current.............................  $   10,204     $    2,009     $   (7,338)
                   Deferred............................       3,070            487          3,593
                                                         -----------    -----------    -----------
                   Income tax expense (benefit)........  $   13,274     $    2,496     $   (3,745)
                                                         ===========    ===========    ===========

      The difference between the federal statutory tax rate and the effective tax rate resulted from the following:

                                                                  YEAR ENDED DECEMBER 31,
                                                         ------------------------------------------
                                                             1997           1998            1999
                                                         -----------     ----------      ----------

                   Federal statutory tax rate..........        35.0 %         35.0 %         (35.0)%
                   Loss from entities not subject to
                     income taxes......................        (3.1)         (70.4)           15.8
                   Amortization of goodwill............         5.3          (70.5)            7.0
                   Other items, net....................         4.6              -            (3.6)
                                                         -----------     ----------     -----------
                   Effective tax rate..................        41.8 %       (105.9)%         (15.8)%
                                                         ===========     ==========     ===========

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)


Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                               DECEMBER 31,
                                                                       ----------------------------
                                                                           1998            1999
                                                                       ------------     -----------
                 Current:
                 Accrued expenses....................................  $    (1,811)     $   (1,805)
                 Inventory...........................................          140              55
                 Other                                                           1             167
                                                                       ------------     -----------
                                                                       $    (1,670)     $   (1,583)
                                                                       ============     ===========

                 Non-current:
                 Property, plant and equipment.......................  $   (13,507)     $  (16,286)
                 Power project assets................................          404             404
                 Deferred compensation...............................          607             231
                 Other                                                       2,531           2,007
                                                                       ------------     -----------
                                                                       $    (9,965)     $  (13,644)
                                                                       ============     ===========

      The Internal Revenue Service ("IRS") has audited the Company's income tax returns and has proposed to change the Company's method of accounting for certain expenditures that were deducted when incurred. The IRS has proposed to capitalize and depreciate these expenditures over an estimated useful life. The Company had previously recorded a liability associated with the proposed change in accounting method that is effective for all tax years subsequent to 1989, of approximately $11.5 million, which included interest of $4 million. In 1999, the Company reached settlements with the IRS. As a result of the settlements, goodwill and interest expense were reduced by approximately $2 million and $1 million, respectively, during 1999. The sole shareholder of the Company will incur additional taxes and interest associated with this agreement. In December 1999, the Company made a dividend distribution of approximately $1.9 million to reimburse the shareholder for such amounts.

     Income taxes refundable include refund claims for net operating loss carrybacks arising in the current year and claims arising in earlier years amounting to approximately $9 million, offset by taxes payable as a result of the IRS settlement and state income taxes of approximately $6 million. The cash refund from the IRS will be reduced by accrued interest of $1.6 million.

10.  PREFERRED STOCK OF SUBSIDIARY

     Goldendale has authorized 150,000 shares of $.01 par value Series A cumulative, nonconvertible preferred stock. At December 31, 1999 and 1998, 131,836.10 shares were issued and outstanding. The shares were issued in connection with the acquisition of Goldendale in 1996 and are stated at their per share fair value when issued of $225. The liquidation preference on the preferred stock is $225 per share.

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)


     Terms of the Goldendale preferred stock provide for dividends accruing quarterly and payable in cash as declared by the Board of Directors according to the following schedule:


                 YEAR ENDING DECEMBER 31,                        AMOUNT
                 ------------------------                        --------------
                 Through 2001.................................   $ 27.68/share
                 2002.........................................     29.93/share
                 2003.........................................     32.18/share
                 Thereafter...................................     34.43/share

     Commencing on January 1, 2002, the preferred shareholders have the option of receiving additional shares of preferred stock in satisfaction of any cumulative dividend in arrears that may exist at that time.

     The Company may redeem any or all outstanding shares of Series A Preferred Stock at the following redemption prices at any time after December 31, 1999:

                 YEAR ENDING DECEMBER 31,                        AMOUNT
                 ---------------------------------               --------------
                 Through 2000.................................   $      228.38
                 2001.........................................          227.25
                 Thereafter...................................          225.00

     The shares of preferred stock and shares of common stock vote together as a single class on all matters submitted to a vote of shareholders of Goldendale. The holders of shares of preferred stock are entitled to one vote per share and have full voting rights and power equal to those of the holders of common stock.

11.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Supplemental disclosures of cash flow information is as follows:

                                                                                  DECEMBER 31,
                                                                   -------------------------------------------
                                                                       1997          1998            1999
                                                                   -----------    -----------    -------------
      Cash paid (received) during the period for:
        Interest.................................................  $   14,346     $   13,273     $     21,779
        Income taxes.............................................      10,545          2,900           (2,796)
      Non-cash investing and financing activities:
        Principal balance of debt refinanced.....................           -        124,047                -
        Acquisition contingency accrual:
          Goodwill...............................................       2,699              -            2,045
          Deferred income taxes..................................       6,742              -              784
          Accrued interest.......................................           -              -            1,261
          Dividends accrued on preferred stock...................       3,648          3,648            3,648

12.  RELATED PARTY TRANSACTIONS

     Sales to a company related by common ownership amounted to $3,613, $6,406, and $5,766 for the years ended December 31, 1997, 1998 and 1999, respectively. Receivable due from the related company includes the balance due from those sales, together with cash advances, of which $4,000 was converted to a note receivable on December 31, 1997. The note bears interest at 9.25% and is payable in quarterly

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

installments through January 2002. Purchases from this related company amounted to $1,998 for the year ended December 31, 1999 of which $189 is included in trade accounts payable at December 31, 1999. There were no purchases from this related company in 1997 and 1998.

13.  VALUATION AND QUALIFYING ACCOUNTS

     Allowance for doubtful accounts activity was as follows:

                                                                       DECEMBER 31,
                                                          ----------------------------------------
                                                             1997          1998           1999
                                                          ----------    -----------    -----------
                Balance, beginning of year..............  $   1,296     $    1,000     $    1,000
                Charged to expense......................          -          1,500              -
                Write-offs, net of recoveries...........       (296)        (1,500)             -
                                                          ----------    -----------    -----------
                Balance, end of year....................  $   1,000     $    1,000     $    1,000
                                                          ==========    ===========    ===========

                     INDEX OF FINANCIAL STATEMENT SCHEDULES


NORTHWEST ALUMINUM COMPANY AND NORTHWEST ALUMINUM SPECIALTIES, INC.
Report of Independent Certified Public Accountants......................    S-2
Combined Balance Sheets.................................................    S-3
Combined Statements of Operations.......................................    S-4
Combined Statements of Shareholder's Equity.............................    S-5
Combined Statements of Cash Flows.......................................    S-6
Summary of Significant Accounting Policies..............................    S-7
Notes to Combined Financial Statements .................................    S-10

GOLDENDALE HOLDING COMPANY AND SUBSIDIARY
Report of Independent Certified Public Accountants......................    S-15
Consolidated Balance Sheets.............................................    S-16
Consolidated Statements of Operations...................................    S-17
Consolidated Statements of Shareholders' Equity.........................    S-18
Consolidated Statements of Cash Flows...................................    S-19
Summary of Significant Accounting Policies..............................    S-20
Notes to Consolidated Financial Statements..............................    S-24

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Northwest Aluminum Company
 and Northwest Aluminum Specialties, Inc.
The Dalles, Oregon

We have audited the accompanying combined balance sheets of Northwest Aluminum Company and Northwest Aluminum Specialties, Inc. as of September 30, 1998 and 1999, and the related combined statements of operations, shareholder's equity, and cash flows for each of the three years in the period ended September 30, 1999. These combined financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Northwest Aluminum Company and Northwest Aluminum Specialties, Inc. as of September 30, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles.

BDO Seidman, LLP



Spokane, Washington
November 11, 1999

                         NORTHWEST ALUMINUM COMPANY AND
                      NORTHWEST ALUMINUM SPECIALTIES, INC.

                             COMBINED BALANCE SHEETS

                                 ASSETS (Note 4)

                                                                                            SEPTEMBER 30,
                                                                               -------------------------------------
                                                                                    1998                   1999
                                                                               --------------          -------------
                                                                                          (in thousands)
Current assets:
     Cash and cash equivalents..............................................   $         614           $        194
     Trade accounts receivable, less allowance for doubtful accounts
        of $100.............................................................          35,765                 38,313
     Current portion of receivable due from related company (Note 10).......           2,126                  2,639
     Inventories (Notes 1 and 10)...........................................          35,146                 41,267
     Prepaid expenses.......................................................             363                    500
                                                                               --------------          -------------
Total current assets........................................................          74,014                 82,913
                                                                               --------------          -------------
Property, plant and equipment, net (Notes 2 and 4)..........................          38,515                 37,802
Advances to shareholder.....................................................           2,000                  2,000
Receivable due from related company, less current portion (Note 10)                    2,826                  1,824
Other assets, net (Note 3)..................................................           1,413                  1,572
                                                                               --------------          -------------
                                                                               $     118,768           $    126,111
                                                                               ==============          =============

                                         LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
    Trade accounts payable (Note 10)........................................   $      32,525           $      33,415
    Accrued expenses (Notes 7 and 10).......................................           5,227                  10,310
                                                                               --------------          --------------
          Total current liabilities.........................................          37,752                  43,725
Long-term debt due to parent (Note 4).......................................               -                  74,248
Long-term debt (Note 4).....................................................          64,600                       -
                                                                               --------------          --------------
          Total liabilities.................................................         102,352                 117,973
                                                                               --------------          --------------

            Commitments and Contingencies (Notes 5, 6 and 8)

Shareholder's Equity:
    Common stock, no par value; 2,000 shares authorized,                                  38
         issued and outstanding.............................................                                      38
    Additional paid-in capital..............................................          20,736                  20,736
    Accumulated deficit.....................................................          (4,358)                (12,636)
                                                                               --------------          --------------
Total shareholder's equity..................................................          16,416                   8,138
                                                                               --------------          --------------
                                                                               $     118,768           $     126,111
                                                                               ==============          ==============

                         NORTHWEST ALUMINUM COMPANY AND
                      NORTHWEST ALUMINUM SPECIALTIES, INC.

                        COMBINED STATEMENTS OF OPERATIONS

                                                                                 YEAR ENDED SEPTEMBER 30,
                                                                       -----------------------------------------------
                                                                            1997             1998            1999
                                                                       ------------     ------------     -------------
                                                                                        (IN THOUSANDS)

Revenues (Notes 5 and 10)...........................................   $  296,271        $  294,698      $    276,258
Cost of revenues (Note 10)..........................................      282,439           282,707           268,125
                                                                       ------------      -----------     -------------
Gross margin........................................................       13,832            11,991             8,133
General and administrative expenses.................................        7,814             8,293             6,026
                                                                       ------------      -----------     -------------
Operating income....................................................        6,018             3,698             2,107
                                                                       ------------      -----------     -------------
Other income (expense):.............................................
   Interest expense (Notes 4 and 10)................................       (6,406)           (7,463)          (10,269)
   Other income, net................................................          755               282               433
                                                                       ------------      -----------     -------------
Other expense, net..................................................       (5,651)           (7,181)           (9,836)
                                                                       ------------      -----------     -------------
Net income (loss) before extraordinary item.........................          367            (3,483)           (7,729)
Extraordinary item-loss on extinguishment of debt
     (Note 4).......................................................            -                 -               549
                                                                       ------------     ------------     -------------
Net income (loss) ..................................................   $      367       $    (3,483)     $     (8,278)
                                                                       ============     ============     =============

                         NORTHWEST ALUMINUM COMPANY AND
                      NORTHWEST ALUMINUM SPECIALTIES, INC.

                   COMBINED STATEMENTS OF SHAREHOLDER'S EQUITY


                                                                            RETAINED       TOTAL
                                           COMMON STOCK    ADDITIONAL       EARNINGS       SHARE-
                                         ----------------    PAID-IN       (ACCUMULATED   HOLDER'S
                                         SHARES    AMOUNT    CAPITAL        DEFICIT)      EQUITY
                                         ------    ------  ----------       -----------   --------
                                                      (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at October 1, 1996 .........      2,000      $38      $20,736      $  1,690       $ 22,464
Dividends paid on common stock .....         --       --           --        (2,932)        (2,932)
Net income .........................         --       --           --           367            367
                                          -----      ---      -------      --------       --------

Balance at September 30, 1997 ......      2,000       38       20,736          (875)        19,899
Net loss ...........................         --       --           --        (3,483)        (3,483)
                                          -----      ---      -------      --------       --------

Balance at September 30, 1998 ......      2,000       38       20,736        (4,358)        16,416
Net loss ...........................         --       --           --        (8,278)        (8,278)
                                          -----      ---      -------      --------       --------

Balance at September 30, 1999 ......      2,000      $38      $20,736      $(12,636)      $  8,138
                                          =====      ===      =======      ========       ========

                         NORTHWEST ALUMINUM COMPANY AND
                      NORTHWEST ALUMINUM SPECIALTIES, INC.

                        COMBINED STATEMENTS OF CASH FLOWS


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                             YEAR ENDED SEPTEMBER 30,
                                                                     ----------------------------------------
                                                                        1997            1998          1999
                                                                     ---------       ---------       --------
                                                                                  (IN THOUSANDS)
Cash flows from operating activities:
   Net income (loss) ..........................................      $     367       $  (3,483)      $ (8,278)
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating  activities:
     Depreciation and amortization ............................          7,188           6,865          7,301
     Loss (gain) on disposal of assets ........................           (382)             68             22
     Provision for bad debts ..................................             --           1,500             --
     Extraordinary loss .......................................             --              --            549
     Change in assets and liabilities:
         Trade accounts receivable ............................        (14,595)          7,419         (2,548)
         Inventories ..........................................         (9,076)          4,925         (6,121)
         Prepaid expenses .....................................            (65)            (93)          (137)
         Other assets .........................................          2,280             962           (758)
         Trade accounts payable ...............................         23,976          (6,990)           890
         Accrued expenses .....................................           (938)            446          5,487
                                                                     ---------       ---------       --------
Net cash provided by (used in) operating activities ...........          8,755          11,619         (3,593)
                                                                     ---------       ---------       --------
Cash flows from investing activities:
   Proceeds from sale of assets ...............................            233              10             --
   Acquisition of property, plant and equipment ...............         (3,837)         (7,655)        (6,560)
   Advances to shareholder ....................................         (2,000)             --             --
   Receivable due from related company ........................         (3,631)           (918)           489
                                                                     ---------       ---------       --------
Net cash used in investing activities .........................         (9,235)         (8,563)        (6,071)
                                                                     ---------       ---------       --------
Cash flows from financing activities:
   Borrowings under revolving credit facilities ...............        169,438         191,166         31,733
   Repayments under revolving credit facilities ...............       (165,504)       (189,702)       (28,624)
   Principal repayment of term loan facilities ................         (1,875)         (4,404)        (1,250)
   Borrowings from parent .....................................             --              --          9,440
   Advances to parent .........................................             --              --         (2,055)
   Dividends paid .............................................         (2,932)             --             --
   Loan fees paid .............................................             --             (50)            --
                                                                     ---------       ---------       --------
Net cash provided by (used in) financing activities ...........           (873)         (2,990)         9,244
                                                                     ---------       ---------       --------
Net increase (decrease) in cash and cash equivalents ..........         (1,353)             66           (420)
Cash and cash equivalents, beginning of year ..................          1,901             548            614
                                                                     ---------       ---------       --------
Cash and cash equivalents, end of  year .......................      $     548       $     614       $    194
                                                                     =========       =========       ========


Supplemental Disclosures of Cash Flow Information (Note 9)

                         NORTHWEST ALUMINUM COMPANY AND
                      NORTHWEST ALUMINUM SPECIALTIES, INC.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                             (Dollars in Thousands)


PRINCIPLES OF COMBINATION, BASIS OF PRESENTATION, AND OPERATIONS

    The financial statements are presented on a combined basis as Northwest Aluminum Company and Northwest Aluminum Specialties, Inc. (the "Companies") are under common ownership and common management. All intercompany transactions have been eliminated in combination. On December 18, 1998, the sole shareholder of the Companies transferred all of the issued and outstanding shares of common stock of the Companies to Golden Northwest Aluminum, Inc. (GNA), a company also wholly-owned by the shareholder.

    The operations of the Companies consist primarily of the smelting conversion of alumina to aluminum under a tolling arrangement with an alumina supplier, processing of aluminum into primary products, and the sale of those products within one business segment. The operations are located in the Pacific Northwest on the Columbia River. Approximately 80% of the Companies' labor force is subject to collective bargaining agreements.

REVENUE RECOGNITION

    Revenues for the conversion of alumina and processing of aluminum under tolling arrangements are recognized upon completion of the tolling process. Revenues from the sale of aluminum products are recognized upon shipment.

INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method, except for certain supply inventories that are based upon the weighted average cost method.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. For financial reporting purposes, the costs of plant and equipment are depreciated over the estimated useful lives of the assets, which range from five to twenty-five years, using the straight-line method.

ASSET IMPAIRMENT

     The Companies evaluate their long-lived assets for financial impairment and continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Companies evaluate the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

                         NORTHWEST ALUMINUM COMPANY AND
                      NORTHWEST ALUMINUM SPECIALTIES, INC.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                             (Dollars in Thousands)



INTEREST COSTS

     The Companies follow the policy of capitalizing interest as a component of the cost of property, plant and equipment constructed for its own use. Interest costs of $0, $147 and $76 were capitalized during the years ended September 30, 1997, 1998 and 1999.

INCOME TAXES

     The Companies have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, the Companies do not pay federal or state corporate income taxes on their taxable income. Instead, the shareholder is liable for individual federal and state income taxes on the Companies' taxable income. It is the Companies' intention to pay dividends to the shareholder in an amount no less than the sum of these federal and state income taxes.

ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Companies to a concentration of credit risk consist of cash and cash equivalents and trade accounts receivable. The Companies place their cash and cash equivalents with various high quality financial institutions; these deposits may exceed federally insured limits at various times throughout the year. The Companies sell their products to various customers involved in the manufacturing of aluminum products located throughout the United States. Credit risk arising from these receivables is controlled through credit approval, credit limit and monitoring procedures. Receivables due from the Companies' primary tolling customer comprised 18% and 17% of the Companies' total trade accounts receivable at September 30, 1998 and 1999, respectively.

FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

     The fair values of financial instruments have been determined through information obtained from quoted market sources and management estimates. It is management's belief that financial instruments held by the Companies approximate fair market value. The Companies do not hold or issue financial instruments or derivative financial instruments for trading purposes.

                         NORTHWEST ALUMINUM COMPANY AND
                      NORTHWEST ALUMINUM SPECIALTIES, INC.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                             (Dollars in Thousands)



RESEARCH AND DEVELOPMENT COSTS

     Expenditures associated with research and development for existing product process improvements are expensed as incurred. These costs amounted to $85, $71 and $111 during the years ended September 30, 1997, 1998 and 1999, respectively.

CASH AND CASH EQUIVALENTS

     For purposes of balance sheet classification and the statements of cash flows, the Companies consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

ENVIRONMENTAL MATTERS

     The Companies expense environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Companies record a liability for an environmental matter when it is probable and can be reasonably estimated.

DEBT ISSUE COSTS

     Costs and fees incurred to obtain financing are capitalized and amortized over the term of the related debt.

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Companies are currently analyzing the financial impact (if any) the adoption of SFAS No. 133 will have on their combined financial statements.

                           NORTHWEST ALUMINUM COMPANY

                    NOTES TO COMBINED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

1. INVENTORIES

     Inventories consist of the following:

                                                         1998           1999
                                                        -------        -------
         Purchased metals and tolling in process        $27,343        $33,633
         Supplies and alloys                              4,943          5,795
         Carbon plant materials                           2,470          1,449
         Alumina                                            390            390
                                                        -------        -------
                                                        $35,146        $41,267
                                                        =======        =======

2. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                    1998           1999
                                                   -------        -------
         Land and improvements                     $ 2,974        $ 2,974
         Machinery and equipment                    54,331         57,760
         Buildings and improvements                 21,180         21,273
         Capital projects in process                 3,286          4,241
                                                   -------        -------
                                                    81,771         86,248
         Less accumulated depreciation              43,256         48,446
                                                   -------        -------
         Property, plant and equipment, net        $38,515        $37,802
                                                   =======        =======

3. OTHER ASSETS

     Other assets consist of the following:

                                                                1998          1999
                                                               ------        ------
         Long-term trade receivable, less allowance for
            doubtful account of $900                           $  814        $1,572
         Debt issue costs (net of accumulated
            amortization of $520)                                 599            --
                                                               ------        ------
                                                               $1,413        $1,572
                                                               ======        ======

                          NORTHWEST ALUMINUM COMPANY

                   NOTES TO COMBINED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

4.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                     1998           1999
                                                    -------        -------
         Revolving Credit Facility                  $47,129        $    --
         Term Loan                                   17,471             --
                                                    -------        -------

         Long-term debt                              64,600             --
         Less current portion                            --             --
                                                    -------        -------

         Long-term debt less current portion        $64,600        $    --
                                                    =======        =======

    Amounts outstanding at September 30, 1998 under the Revolving Credit Facility and Term Loan were repaid in December 1998 with the proceeds from the first mortgage notes discussed below. In connection with the extinguishment of its existing debt, the Companies recognized an extraordinary loss of $549 in fiscal 1999.

    On December 21, 1998, GNA issued $150 million of 12% first mortgage notes due on December 15, 2006. Interest is payable semi-annually on June 15 and December 15, commencing June 15, 1999. Payment of the notes is guaranteed by the Companies and by other subsidiaries of GNA. The debt is collateralized by substantially all of the real property, plant and equipment of the Companies and by a pledge of all of the issued and outstanding capital stock of GNA. On or after December 15, 2002 the notes are redeemable at the option of GNA at specified redemption prices. There are no sinking fund requirements. The net proceeds from the sale of the notes were used to repay all amounts then outstanding under the Companies' then existing credit facility and term loan, to fund capital expenditures and for working capital and other general corporate purposes. The indenture agreement limits principal payments on subordinated debt, dividends or shareholder distributions, and investments in subsidiaries.

    On December 21, 1998, the Companies, together with GNA and its subsidiaries, entered into a $75 million bank revolving credit facility, collateralized by inventory, accounts receivable and related intangibles, including a security interest in Northwest Aluminum Company's tolling agreement with Glencore, which matures on December 31, 1999 (see Note 5). Borrowings under the credit facility bear interest at a floating base rate specified in the credit agreement plus 0.50% to 1.00% (9.25% at December 31, 1999) or LIBOR plus 2.00% to 2.50%, depending on the consolidated ratio of earnings before interest, income taxes (8.75% at December, 1999), depreciation and amortization to interest expense. The credit facility provides for the payment of a commitment fee of 0.50% per annum based on the unused portion of the credit facility. The credit agreement contains restrictive covenants, including a minimum net worth requirement, a minimum excess availability requirement and limitations on capital expenditures, dividends, additional indebtedness, mergers and other business combinations, asset sales, encumbrances, investments and transactions with affiliates.

    Also on December 21, 1998, GNA entered into a subordinated credit agreement for $20 million. The debt bears interest at LIBOR plus two percent (7.104% at September 30, 1999) and is due in December 2005. The debt is secured by a second lien and pledge on the collateral securing the first mortgage notes

                           NORTHWEST ALUMINUM COMPANY

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in Thousands)



and is guaranteed by the Companies and by other subsidiaries of GNA. Except for the collateral security, the guarantees by the Companies are subordinate to the indebtedness under the bank revolving credit facility. The credit agreement provides for additional borrowings of $10 million on or prior to December 31, 2001.

    The long-term debt due to parent represents the Companies' allocable share of the proceeds from the first mortgage notes and is repayable to GNA under the same terms and conditions as the first mortgage notes described above.

5. ALUMINA SUPPLY

     Northwest Aluminum Company has an agreement with Glencore, Ltd. (Glencore), which continues through December 31, 1999, for the conversion of alumina to aluminum for a tolling charge under which the entire production capacity of the smelting facility is dedicated to the tolling of its supplier's alumina. The supplier is obligated to supply, without charge, alumina to meet the requirements for full operation. The tolling fee set forth in the contract is a percentage of the price of aluminum quoted on the London Metal Exchange. This tolling customer accounted for 30%, 30% and 27% of the Companies combined revenues in fiscal 1997, 1998 and 1999, respectively.

     On October 15, 1999, Northwest Aluminum Company entered into a 5-year agreement to purchase alumina from a supplier at a cost based on a percentage of the price of aluminum quoted on the London Metal Exchange.

6. EMPLOYEE BENEFIT PLANS

PROFIT SHARING BONUS PLAN

     The Companies have entered into a contractual agreement, which continues through 2001, with the United Steelworkers of America, AFL-CIO, to pay annually as additional compensation 20% of the combined net income of the Companies, as adjusted in accordance with the agreement. The Companies total additional compensation bonuses under this agreement amounted to approximately $1,300, $829 and $298 in fiscal 1997, 1998 and 1999, respectively.

RETIREMENT BENEFIT PLAN

     The Companies have also established a defined contribution 401(k) profit sharing plan (the "401(k) Plan") covering substantially all employees under which employees may elect to defer pay subject to statutory limits. The Companies are committed to contribute the greater of $.25 per eligible hour worked or 5% of the combined adjusted net income of the Companies. The Companies may also make discretionary contributions to the 401(k) Plan. Total required and discretionary contributions by the Companies to the 401(k) Plan amounted approximately to $560, $341 and $304 in fiscal 1997, 1998 and 1999, respectively.

                            NORTHWEST ALUMINUM COMPANY

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in Thousands)


7. ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                1998           1999
                                              -------        -------
         Profit sharing and bonuses           $ 1,351        $   620
         Salaries and related expenses          1,346          1,200
         Interest (Note 10)                       709          8,293
         Other                                  1,821            197
                                              -------        -------
                                              $ 5,227        $10,310
                                              =======        =======

8. COMMITMENTS AND CONTINGENCIES

         The Internal Revenue Service ("IRS") has audited the Companies' income tax returns and has proposed to change the Companies' method of accounting for certain expenditures that were deducted when incurred. The IRS has proposed to capitalize and depreciate these expenditures over an estimated useful life. The Companies have reached an agreement with the IRS to capitalize certain expenditures. The sole shareholder of the Companies will incur additional taxes and interest associated with this agreement. The Companies intend to declare and make a dividend distribution of approximately $1.9 million to reimburse the shareholder for such amounts.

     The Companies have agreed to be contingently liable for debts of a customer amounting to $1,336 at September 30, 1999.

     The Companies, in the regular course of business, are involved in investigations and claims by various regulatory agencies. The Companies are engaged in various legal proceedings incidental to its normal business activities. The Companies management does not believe that the ultimate resolution of these investigations, claims and legal proceedings will have a material effect on its financial position, results of operations or cash flows.

     The Companies have entered into various agreements for the purchase of power, alumina, and aluminum. Future estimated minimum payments under these non-cancelable agreements are as follows:

                Year ending September 30,                      Amount
                -------------------------                      ------
                2000                                        $  44,056
                2001                                           46,533
                2002                                           31,429
                2003                                           31,429
                2004                                           31,429
                2005                                            7,857
                                                            ---------
                                                            $ 192,733
                                                            =========

                            NORTHWEST ALUMINUM COMPANY

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (Dollars in Thousands)



9. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Supplemental disclosures of cash flow information is as follows


                                                                          Year ended September 30,
                                                             -----------------------------------------------
                                                                 1997                1998             1999
                                                             ------------        ------------        -------
         Cash paid during the year for:
           Interest                                          $      6,536        $      6,904        $ 2,670
                                                             ============        ============        =======
         Non-cash investing and financing activities:
              Repayments of revolving credit
                  facilities with new debt                   $         --        $         --        $50,238
              Repayment of term loan facilities
                  with new debt                              $         --        $         --        $16,221

10. RELATED PARTY TRANSACTIONS

     GNA, the parent of the Company, allocates substantially all of its costs to its subsidiaries based on the ratio of each subsidiary's borrowings to the total borrowings by all subsidiaries. For the year ended September 30, 1999, the Company incurred $8,308 and $485 in interest charges and other expenses, respectively, charged by GNA. Accrued expenses include $8,293 of interest payable to GNA at September 30, 1999.

     Sales to a company related by common ownership amounted to $3,613, $6,406 and $5,766 for the years ended September 30, 1997, 1998 and 1999, respectively. The receivable due from related company includes the balance due from those sales, together with cash advances, of which $4,000 was converted to a note receivable on December 31, 1997. The note bears interest at 9.25% and is payable in quarterly installments through January 2002. Purchases from this related company amounted to $1,998 for the year ended September 30, 1999 of which $189 is included in trade accounts payable at September 30, 1999.

     Sales to another company related by common ownership amounted to $348, $294 and $330, for the years ended September 30, 1997, 1998 and 1999, respectively. Purchases from this related company amounted to $1,041, $1,181 and $1,573 for the years ended September 30, 1997, 1998 and 1999, respectively. Trade accounts payable includes balances due this company amounting to $10 and $900 at September 30, 1998 and 1999, respectively.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Goldendale Holding Company and Subsidiary
Goldendale, Washington

     We have audited the accompanying consolidated balance sheets of Goldendale Holding Company and Subsidiary as of December 31, 1998 and 1999 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Goldendale Holding Company and Subsidiary as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

BDO Seidman, LLP




Spokane, Washington
March 10, 2000

                    GOLDENDALE HOLDING COMPANY AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS

                                 ASSETS (Note 4)

                                                                                                   DECEMBER 31,
                                                                                            -------------------------
                                                                                              1998             1999
                                                                                            ---------        --------
                                                                                                   (IN THOUSANDS)
CURRENT ASSETS:
     Cash and cash equivalents ......................................................        $    342        $    244
     Trade accounts receivable, net .................................................          12,490          17,707
     Inventories (Note 1) ...........................................................          19,937          24,351
     Prepaid expenses ...............................................................             423             166
     Income taxes refundable (Note 9) ...............................................              --           3,121
                                                                                             --------        --------
              Total current assets ..................................................          33,192          45,589
                                                                                             --------        --------
Property, plant and equipment, net (Note 2) .........................................          79,240          95,075
Goodwill, net of accumulated amortization
     of $9,494 and $14,241 (Note 9) .................................................          88,140          81,348
Other assets, net (Note 3) ..........................................................           2,105           2,387
                                                                                             --------        --------
                                                                                             $202,677        $224,399
                                                                                             ========        ========

                      LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
     Current portion of long-term debt due to parent (Note 4) .......................        $     --        $  2,261
     Trade accounts payable .........................................................           7,819          13,184
     Accrued expenses (Note 7) ......................................................          14,335          13,277
     Accrued expenses due to parent .................................................              --           7,359
     Income taxes payable (Note 9) ..................................................           2,197              --
     Deferred income taxes (Note 9) .................................................           1,670           1,583
                                                                                             --------        --------
              Total current liabilities .............................................          26,021          37,664
                                                                                             --------        --------
     Long-term debt due to parent (Note 4) ..........................................          61,719          78,327
     Deferred income taxes (Note 9) .................................................           9,965          13,644
     Deferred compensation notes payable (Note 6) ...................................           1,734             662
     Other long-term liabilities (Note 8) ...........................................           1,741           1,825
     Dividends payable (Note 10) ....................................................           9,515          13,163
                                                                                             --------        --------
              Total liabilities .....................................................         110,695         145,285
                                                                                             --------        --------

Commitments and Contingencies (Notes 5, 6, 8 and 9)

Shareholders' Equity (Note 10):
     Preferred stock, cumulative, nonconvertible, $.01 par value; 150,000 shares
       authorized, 131,836.10 issued and outstanding                                           29,663          29,663
     Common stock, $.01 par value, 350,000 shares authorized,
       197,688.82 issued and outstanding ............................................               2               2
     Additional paid-in capital .....................................................          44,478          44,478
     Retained earnings ..............................................................          17,839           4,971
                                                                                             --------        --------
Total shareholders' equity ..........................................................          91,982          79,114
                                                                                             --------        --------
                                                                                             $202,677        $224,399
                                                                                             ========        ========


    See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                    GOLDENDALE HOLDING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                               YEAR ENDED DECEMBER 31,
                                                                        1997             1998              1999
                                                                     ---------         ---------         ---------
                                                                                   (IN THOUSANDS)
Revenues (Notes 5 and 12) ...................................        $ 201,601         $ 177,456         $ 168,683
Cost of revenues ............................................          154,072           159,329           163,290
                                                                     ---------         ---------         ---------
Gross margin ................................................           47,529            18,127             5,393
General and administrative expenses .........................            9,301             9,776            10,504
                                                                     ---------         ---------         ---------
Operating income (loss) .....................................           38,228             8,351            (5,111)
                                                                     ---------         ---------         ---------
Other income (expense):
   Interest expense (Note 12) ...............................          (10,317)           (6,386)           (8,938)
   Other income, net ........................................            3,653             1,886             1,084
                                                                     ---------         ---------         ---------
Net other expense ...........................................           (6,664)           (4,500)           (7,854)
                                                                     ---------         ---------         ---------
Income (loss) before income taxes ...........................           31,564             3,851           (12,965)
Income tax expense (benefit) (Note 9) .......................           13,274             3,009            (3,745)
                                                                     ---------         ---------         ---------
Income (loss) before extraordinary item .....................           18,290               842            (9,220)
Extraordinary item - loss on extinguishment of debt (net
  of income tax benefit of $513)
 (Note 4) ...................................................               --              (953)               --
                                                                     ---------         ---------         ---------
Net income (loss) ...........................................        $  18,290         $    (111)        $  (9,220)
                                                                     =========         =========         =========



    See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                    GOLDENDALE HOLDING COMPANY AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                           PREFERRED                         COMMON
                                                             STOCK                            STOCK                   ADDITIONAL
                                                  -------------------------         ---------------------------        PAID-IN
                                                    SHARES           AMOUNT            SHARES           AMOUNT         CAPITAL
                                                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at January 1, 1998 ..............          131,836.1        $ 29,663         197,688.82        $      2        $ 44,478
Dividends accrued on preferred stock ....                 --              --                 --              --              --
Net loss ................................                 --              --                 --              --              --
                                                 -----------        --------        -----------        --------        --------

Balance at December 31, 1998 ............          131,836.1          29,663         197,688.82               2          44,478
Dividends accrued on preferred stock ....                 --              --                 --              --              --
Net loss ................................                 --              --                 --              --              --
                                                 -----------        --------        -----------        --------        --------

Balance at December 31, 1999 ............          131,836.1        $ 29,663        $197,688.82        $      2        $ 44,478
                                                 ===========        ========        ===========        ========        ========


                                                                       TOTAL
                                                                       SHARE-
                                                    RETAINED          HOLDERS'
                                                    EARNINGS          EQUITY

Balance at January 1, 1998 ..............           $ 21,598         $ 95,741
Dividends accrued on preferred stock ....             (3,648)          (3,648)
Net loss ................................               (111)            (111)
                                                    --------         --------

Balance at December 31, 1998 ............             17,839           91,982
Dividends accrued on preferred stock ....             (3,648)          (3,648)
Net loss ................................             (9,220)          (9,220)
                                                    --------         --------

Balance at December 31, 1999 ............           $  4,971         $ 79,114
                                                    ========         ========

                    GOLDENDALE HOLDING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                             YEAR ENDED DECEMBER 31,
                                                                    1997              1998              1999
                                                                 ---------         ---------         ---------
                                                                                   (IN THOUSANDS)
Cash flows from operating activities:
   Net income (loss) ....................................        $  18,290         $    (111)        $  (9,220)
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
     Depreciation and amortization ......................           11,877            13,448            15,197
     Loss (gain) on disposal of assets ..................           (2,218)             (106)              175
     Extraordinary loss .................................               --             1,466                --
     Deferred income taxes ..............................            1,394               487             4,376
     Change in assets and liabilities:
         Trade accounts receivable ......................           13,223             5,588            (5,217)
         Inventories ....................................             (427)              884            (4,414)
         Prepaid expenses ...............................              215              (166)              257
         Other assets ...................................              570              (285)             (282)
         Trade accounts payable .........................           (1,062)             (579)            5,365
         Accrued expenses ...............................            7,278            (2,803)              203
         Income taxes refundable ........................             (843)             (955)           (5,318)
         Other liabilities ..............................             (802)               85                84
                                                                 ---------         ---------         ---------
Net cash provided by operating activities ...............           47,495            16,953             1,206
                                                                 ---------         ---------         ---------
Cash flows from investing activities:
   Proceeds from sale of assets .........................           12,588             1,200                --
   Acquisition of property, plant and equipment .........          (10,444)          (11,140)          (26,460)
                                                                 ---------         ---------         ---------
Net cash provided by (used in) investing activities .....            2,144            (9,940)          (26,460)
                                                                 ---------         ---------         ---------
Cash flows from financing activities:
   Borrowings under revolving credit facility ...........          149,781           107,747                --
   Repayments under revolving credit facility ...........         (161,289)         (110,060)               --
   Principal repayments of term loan ....................          (41,051)           (7,500)               --
   Net borrowings from parent ...........................               --             4,131            26,228
   Principal payments on deferred compensation notes ....             (813)           (1,662)           (1,072)
                                                                 ---------         ---------         ---------
Net cash provided by (used in) financing activities .....          (53,372)           (7,344)           25,156
                                                                 ---------         ---------         ---------
Net decrease in cash and cash equivalents ...............           (3,733)             (331)              (98)
Cash and cash equivalents, beginning of year ............            4,406               673               342
                                                                 ---------         ---------         ---------
Cash and  cash equivalents, end of year .................        $     673         $     342         $     244
                                                                 =========         =========         =========



Supplemental Disclosures of Cash Flow Information (Note 11)




    See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                    GOLDENDALE HOLDING COMPANY AND SUBSIDIARY
                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                             (DOLLARS IN THOUSANDS)


OPERATIONS, PRINCIPLES OF COMBINATION AND BASIS OF PRESENTATION

     The operations of the Company consist primarily of the smelting conversion of alumina to aluminum under a tolling arrangement with an alumina supplier. In addition, the Company operates an alumina unloading facility. The Company operates within one business segment. The operations are located in the Pacific Northwest on the Columbia River.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Goldendale Aluminum Company. All significant intercompany accounts and transactions have been eliminated in consolidation. Approximately 82% of the Companies' labor force is subject to collective bargaining agreements.

REVENUE RECOGNITION

     Revenues for the conversion of alumina and processing of aluminum under tolling arrangements are recognized upon completion of the tolling process.

INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined by the weighted average cost method.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. For financial reporting purposes, the costs of plant and equipment are depreciated over the estimated useful lives of the assets, which range from three to thirty years, using the straight-line method.

GOODWILL

     Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is being amortized on a straight-line basis over twenty years. The Company periodically evaluates the recoverability of goodwill. The measurement of possible impairment is based primarily on the Company's ability to recover the unamortized balance of the goodwill from expected future operating cash flows on an undiscounted basis.

ASSET IMPAIRMENT

     The Company evaluates its long-lived assets for financial impairment, and continues to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

                    GOLDENDALE HOLDING COMPANY AND SUBSIDIARY
                    SUMARY OF SIGNIFICANT ACCOUNTING POLICIES
                             (DOLLARS IN THOUSANDS)


INCOME TAXES

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109). SFAS 109 uses the liability method so that deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws and tax rates. Deferred income tax expense or benefit is based on the changes in the financial statement bases versus the tax bases in assets or liabilities from period to period.

ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with various high quality financial institutions; these deposits may exceed federally insured limits at various times throughout the year. Receivables due from the Company's primary tolling customer comprised 96% and 98% of the Company's total trade accounts receivable at December 31, 1998 and 1999, respectively.

FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

     The fair values of financial instruments have been determined through information obtained from quoted market sources and management estimates. It is management's belief that financial instruments held by the Company approximate fair market value. The Company does not hold or issue financial instruments or derivative financial instruments for trading purposes.

     The Company has entered into an interest rate swap agreement for purposes of minimizing exposure to interest rate risk. The differential between the floating interest rate and the fixed interest rate which is to be paid or received is recognized in interest expense as the floating interest rate changes over the life of the agreement.

                    GOLDENDALE HOLDING COMPANY AND SUBSIDIARY
                    SUMARY OF SIGNIFICANT ACCOUNTING POLICIES
                             (DOLLARS IN THOUSANDS)


RESEARCH AND DEVELOPMENT COSTS

     Expenditures associated with research and development for existing product process improvements are expensed as incurred. These costs amounted to $297, $789 and $1,516 during the periods ended December 31, 1997, 1998 and 1999, respectively. Depreciation on equipment used for research and development amounted to $0, $0 and $47 during the years ended December 31, 1997, 1998 and 1999.

CASH AND CASH EQUIVALENTS

     For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

ENVIRONMENTAL MATTERS

     The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures which extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company records a liability for an environmental matter when it is probable and can be reasonably estimated. The Company's estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs. The estimated liability of the Company is not discounted or reduced for possible recoveries from insurance carriers.

DEBT ISSUE COSTS

     Costs and fees incurred to obtain financing are capitalized and amortized over the term of the related debt.

RECLASSIFICATIONS

         Certain reclassifications of 1997 and 1998 amounts have been made to conform to classifications used in 1999.

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is

                    GOLDENDALE HOLDING COMPANY AND SUBSIDIARY
                    SUMARY OF SIGNIFICANT ACCOUNTING POLICIES
                             (DOLLARS IN THOUSANDS)


recognized as income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently analyzing the financial impact (if any) the adoption of SFAS No. 133 will have on its consolidated financial statements.

                    GOLDENDALE HOLDING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


1.    INVENTORIES

      Inventories consist of the following:

                                                     DECEMBER 31,
                                                 --------------------
                                                  1998         1999
                                                 -------      -------
           Tolling in process .............      $   451      $ 3,451
           Supplies and alloys ............        7,615        7,824
           Electrolyte materials ..........        5,253        5,796
           Carbon plant materials .........        3,323        3,965
           Alumina ........................        3,295        3,315
                                                 -------      -------
                                                 $19,937      $24,351
                                                 =======      =======

2.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following:

                                                         DECEMBER 31,
                                                    ----------------------
                                                      1998          1999
                                                    --------      --------
      Land and improvements ..................      $  4,404      $  5,445
      Machinery and equipment ................        70,450        91,092
      Buildings and improvements .............        17,118        18,844
      Capital projects in process ............         5,149         7,892
                                                    --------      --------
                                                      97,121       123,273
      Less accumulated depreciation ..........        17,881        28,198
                                                    --------      --------
                                                    $ 79,240      $ 95,075
                                                    ========      ========

         During 1998, in connection with the preparation of financial statements to be used by its parent company in a registration of debt securities, the Company changed its method of accounting for cell reline costs from expensing such costs as incurred to deferring and amortizing these costs over future periods. The Company believes that the new method is preferable since it improves the matching of revenues and costs as technological improvements have extended the estimated period of economic benefit realized from cell relining. The change has been applied by retroactively restating the accompanying consolidated financial statements. The effect of this change was to increase net income by $3,339 for the year ended December 31, 1997 and decrease net loss by $2,829 for the year ended December 31, 1998.

                    GOLDENDALE HOLDING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


3.    OTHER ASSETS

      Other assets consist of the following:

                                                            DECEMBER 31,
                                                        ------------------
                                                         1998        1999
                                                        ------      ------
      Restricted cash ............................      $1,300      $1,844
      Power project assets held for sale .........         543         543
      Other ......................................         262          --
                                                        ------      ------
                                                        $2,105      $2,387
                                                        ======      ======

         Restricted cash consists of cash held in trust and committed for environmental cleanup and workers compensation self-insurance as required by the State of Washington. These monies will be disbursed at a future date as required by the state.

4.    LONG-TERM DEBT

                  Long-term debt consists of the following:

                                                           DECEMBER 31,
                                                       --------------------
                                                        1998         1999
                                                       -------      -------
    Long-term debt due to parent ................      $61,719      $80,588
    Less current portion ........................           --        2,261
                                                       -------      -------
    Long-term debt less current portion .........      $61,719      $78,327
                                                       =======      =======

     On December 18, 1998, the sole shareholder of the Company transferred all of the issued and outstanding shares of common stock of the Company to Golden Northwest Aluminum, Inc. (GNA), a company also wholly-owned by the shareholder.

     On December 21, 1998, GNA issued $150 million of 12% first mortgage notes due on December 15, 2006. Interest is payable semi-annually on June 15 and December 15, commencing June 15, 1999. Payment of the notes is guaranteed by the Company and by other subsidiaries of GNA. The debt is collateralized by substantially all of the real property, plant and equipment of the Company and by a pledge of all of the issued and outstanding capital stock of GNA. On or after December 15, 2002 the notes are redeemable at the option of GNA at specified redemption prices. There are no sinking fund requirements. The net proceeds from the sale of the notes were used to repay all amounts then outstanding under the Company's existing credit facility and term loans, to fund capital expenditures and for working capital and other general corporate purposes. In connection with the extinguishment of its existing debt, the Company recognized an extraordinary loss, net of income taxes, of $953 in 1998. The indenture agreement limits principal payments on subordinated debt, dividends or shareholder distributions, and investments in subsidiaries.

     On December 21, 1998, the Company, together with GNA and its subsidiaries, entered into a $75 million bank revolving credit facility which matures on December 20, 2003 and is collateralized by

                    GOLDENDALE HOLDING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


inventory, accounts receivable and related intangibles, including a security interest in the Company's tolling agreement with Hydro. As specified in the credit agreement, borrowings under the credit facility bear interest at a floating base rate plus from 0.50% to 1.00% (9.25% at December 31, 1999) or LIBOR plus from 2.00% to 2.50%, (8.75% at December 31, 1999) depending on the consolidated ratio of earnings before interest, income taxes, depreciation and amortization to interest expense. The credit facility provides for the payment of a commitment fee of 0.50% per annum based on the unused portion of the credit facility. The credit agreement contains restrictive covenants, including a minimum net worth requirement, a minimum excess availability requirement and limitations on capital expenditures, dividends, additional indebtedness, mergers and other business combinations, assets sales, encumbrances, investments and transactions with affiliates.

     Also on December 21, 1998, GNA entered into a subordinated credit agreement for $20 million. The debt bears interest at LIBOR plus two percent (7.88% at December 31, 1999) and is due in December 2005. The debt is secured by a second lien and pledge on the collateral securing the first mortgage notes and is guaranteed by the Company. Except for the collateral security, the guarantees by the Company are subordinate to the indebtedness under the bank revolving credit facility. The credit agreement provides for additional borrowings of $10 million on or prior to December 31, 2001.

         The long-term debt due to parent represents the Company's allocable share of the proceeds from the first mortgage notes, a portion of the proceeds from the subordinated credit agreement and the Company's net borrowings from the $75 million bank revolving credit facility. This debt is repayable to GNA under the same terms and conditions as the first mortgage notes, the subordinated credit agreement and the bank revolving credit facility described above.

         On January 25, 1999 the Company terminated at no cost its existing interest rate swap agreement and entered into a new swap agreement that expires in 2003. The fixed interest rate paid on the new swap is 6.4% and covers $20 million of notional principal amount of floating rate (LIBOR) indebtedness of the Company. The fixed interest rate paid on the old interest rate swap was 6.83%, covering, at December 31, 1998, $40 million notional principal amount of floating rate (Eurodollar) indebtedness. Although the Company is exposed to credit loss on the interest rate swap in the event of nonperformance by the counterparties, the Company estimates the likelihood of such nonperformance to be remote. At December 31, 1999 and 1998, the fair value of the interest rate swaps was approximately $92 and $761, respectively, which reflects the estimated amount that the Company would pay to terminate the contracts.

5.    ALUMINA TOLLING CONVERSION AGREEMENT

      The Company has an agreement with an alumina supplier for the conversion of alumina to aluminum for a tolling charge under which the entire production capacity of the smelting facilities is dedicated to the tolling of the supplier's alumina. The supplier is obligated to supply, without charge, alumina sufficient to meet the requirements for full operation. The tolling fees set forth in the contract are a percentage of the price of aluminum quoted on the London Metal Exchange. The agreement continues through December 31, 2006. This tolling customer accounted for 99% of the Company's consolidated revenue in 1997, 1998 and 1999.

                    GOLDENDALE HOLDING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


6.    EMPLOYEE BENEFIT PLANS

   Profit Sharing Bonus Plan

      The Company has a profit sharing plan for its hourly and salaried employees. All employees are eligible participants in this plan upon completion of a probationary period. The plan provides for payments equal to a percentage of profits, as defined. Allocation of the payments is based upon hours worked. These amounts are to be distributed to eligible participants on or before March 31 following the Company's year-end. For the years ended December 31, 1997, 1998 and 1999, the Company recorded approximately $1,900, $380 and $0, respectively, of expense related to this plan.

    Retirement Benefit Plans

     The Company has a 401(k) profit sharing plan under which employees may elect to defer pay, subject to statutory limits; the Company also makes matching contributions for nonbargaining on the basis of percentages specified in the plan and discretionary contributions as determined on an annual basis. The Company also maintained a separate profit sharing retirement plan (the "DC Plan") which provided retirement benefits for substantially all of its employees. Goldendale is committed to contribute the greater of 5% of net income or $.25 per eligible hour worked. During 1999, the separate profit sharing retirement plan was merged into the 401(k) profit sharing plan. For the years ended December 31, 1997, 1998 and 1999, the Company recorded approximately $730, $290 and $514 of expense for plan contributions.

    Deferred Compensation Notes Payable

      In connection with the acquisition of the Company in 1996, the Company entered into deferred compensation agreements with certain employees in exchange for the employees waiving their rights under stock-based compensation and other employment agreements which existed at the acquisition date. The notes are payable in monthly installments of approximately $115, including interest at 8.75%, through 2001.

                    GOLDENDALE HOLDING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


7.    ACCRUED EXPENSES

      Accrued expenses consist of the following:

                                                              DECEMBER 31,
                                                          --------------------
                                                           1998         1999
                                                          -------      -------
            Bonuses and employee benefits ..........      $ 3,672      $ 3,655
            Salaries and related expenses ..........        2,436        2,756
            Interest payable .......................        4,211        1,651
            Other ..................................        4,016        5,215
                                                          -------      -------
                                                          $14,335      $13,277
                                                          =======      =======

8.    COMMITMENTS AND CONTINGENCIES

      The Company, in the regular course of business, is involved in investigations and claims by various regulatory agencies. The Company is engaged in various legal proceedings incidental to its normal business activities. The Company's management does not believe that the ultimate resolution of these investigations, claims and legal proceedings will have a material effect on its financial position, results of operations or cash flows.

      During 1999, the Company contracted for the design and construction of a bath reclaim facility. In connection therewith, a dispute has arisen over contract change orders to an engineering and construction contract. The Company has proposed a settlement in the amount of $411, which has been accrued in the financial statements for 1999. If the settlement offer is not accepted, the ultimate cost to the Company may exceed this accrual.

      As of December 31, 1998 and 1999, the Company had a liability of approximately $1,741 and $1,825, respectively, for estimated environmental remediation activities. The Company's estimate of this liability is based on a remediation study conducted by independent engineering consultants. The total cost of remediation is estimated at $3 million; however, under a court decree the Company is only responsible for approximately one-half of the total. The remaining cost is the responsibility of prior owners.

      The Company has entered into various agreements for the purchase of power and aluminum. Future estimated minimum payments under these noncancelable agreements are as follows:

              YEAR ENDING DECEMBER 31,                      AMOUNT
              ------------------------                     --------
              2000 ..................................      $39,934
              2001 ..................................       43,676
                                                           -------
                                                           $83,610
                                                           =======

                    GOLDENDALE HOLDING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


9.    INCOME TAXES

      Income tax expense (benefit) consists of the following:

                                                   YEAR ENDING DECEMBER 31,
                                              ---------------------------------
                                               1997         1998         1999
                                              -------      -------      -------
            Current ....................      $10,204      $ 2,009      $(7,338)
            Deferred ...................        3,070          487        3,593
                                              -------      -------      -------
            Income tax expense .........      $13,274      $ 2,496      $(3,745)
                                              =======      =======      =======

      The difference between the federal statutory tax rate and the effective tax rate resulted from the following:

                                                         YEAR ENDING DECEMBER 31,
                                                     --------------------------------
                                                      1997         1998         1999
                                                     ------       ------       ------
            Federal statutory tax rate ........        35.0%        35.0%       (35.0)%
            Amortization of goodwill ..........         5.3         69.6         12.8
            IRS audit settlement ..............          --           --         (8.7)
            Other items, net ..................         1.8           .1          2.0
                                                     ------       ------       ------
            Effective tax rate ................        42.1%       104.7%       (28.9)%
                                                     ======       ======       ======


      Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                       DECEMBER 31,
                                                  -----------------------
                                                    1998           1999
                                                  --------       --------
            Current:
               Accrued expenses                   $ (1,811)      $ (1,805)
               Inventory                               140             55
               Other                                     1            167
                                                  --------       --------
                                                  $ (1,670)      $ (1,583)
                                                  ========       ========

            Noncurrent:
               Property, plant and equipment      $(13,507)      $(16,286)
               Power project assets                    404            404
               Deferred compensation notes             607            231
               Other                                 2,531          2,007
                                                  --------       --------
                                                  $ (9,965)      $(13,644)
                                                  ========       ========

      The Internal Revenue Service ("IRS") has audited the Company's income tax returns and has proposed to change the Company's method of accounting for certain expenditures that were deducted

                    GOLDENDALE HOLDING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


when incurred. The IRS has proposed to capitalize and depreciate these expenditures over an estimated useful life. The Company had previously recorded a liability associated with the proposed change in accounting method that is effective for all tax years subsequent to 1989, of approximately $11.5 million, which included interest of $4 million. In December 1999, the Company reached a settlement with the IRS. As a result of the settlement, goodwill and interest expense were reduced by approximately $2 million and $1 million, respectively, during 1999.

      Income taxes refundable include refund claims for net operating loss carrybacks arising in the current year and claims arising in earlier years amounting to approximately $9 million, offset by taxes payable as a result of the IRS settlement and state income taxes of approximately $6 million. The cash refund from the IRS will be reduced by accrued interest of $1.6 million.

10.   SHAREHOLDERS' EQUITY

      Terms of the Company's preferred stock provide for dividends accruing quarterly and payable in cash as declared by the Board of Directors according to the following schedule:

            YEAR ENDING DECEMBER 31,                           AMOUNT
            ------------------------                        ------------
            Through 2001 .............................      $27.68/share
                    2002 .............................       29.93/share
                    2003 .............................       32.18/share
            Thereafter ...............................       34.43/share

      Commencing on January 1, 2002, the preferred shareholders have the option of receiving additional shares of preferred stock in satisfaction of any cumulative dividend in arrears that may exist at that time.

      The Company may redeem any or all outstanding shares of Series A Preferred Stock at the following redemption prices at any time after December 31, 1999:

            YEAR ENDING DECEMBER 31,                         AMOUNT
            ------------------------                        --------
            Through 2000 .............................      $ 228.38
                    2001 .............................        227.25
            Thereafter ...............................        225.00

         The shares of preferred stock and shares of common stock vote together as a single class on all matters submitted to a vote of the shareholders of the Company. The holders of shares of preferred stock are entitled to one vote per share and have full voting rights and power equal to those of the holders of common stock.

                    GOLDENDALE HOLDING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


11.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      Supplemental disclosures of cash flow information is as follows:

                                                                          YEAR ENDED DECEMBER 31,
                                                                      ---------------------------------
                                                                       1997         1998         1999
                                                                      -------      -------      -------
            Cash paid (received) during the period for:
              Interest .........................................      $ 7,810      $ 6,369      $ 3,345
              Income taxes .....................................       10,545        2,900       (2,796)
            Non-cash investing and financing activities:
              Debt refinanced with borrowings from parent ......           --       57,588           --
              Dividends accrued on preferred stock .............        3,648        3,648        3,648
              Acquisition contingency accrual:
                  Goodwill .....................................        2,699           --        2,045
                  Deferred income taxes ........................        6,742           --          784
                  Accrued interest .............................           --           --        1,261

12.   RELATED PARTY TRANSACTIONS

      GNA, the parent of the Company, allocates substantially all of its costs to its subsidiaries based on the ratio of each subsidiary's borrowings to the total borrowings by all subsidiaries. For the year ended December 31, 1999, the Company incurred $9,978 in interest charges and other expenses charged by GNA.

      Sales to a company related by common ownership amounted to $1,069, $1,102 and $1,750 for the years ended December 31, 1997, 1998 and 1999, respectively. Purchases from this company amounted to $336, $202 and $561 for the years ended December 31, 1997, 1998 and 1999, respectively.

                                  EXHIBIT INDEX


  Exhibit
  Number
  ------
  3.1        Articles of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-4, as
             amended (Registration No. 333-72245).

  3.2 Bylaws of Registrant. Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-4, as amended (Registration
             No. 333-72245).

  4.1        Indenture, dated as of December 21, 1998, between Registrant, as
             Issuer, Northwest Aluminum Specialties, Inc., Northwest Aluminum
             Company, Northwest Aluminum Technologies, LLC, Goldendale Holding
             Company, and Goldendale Aluminum Company, as Guarantors, and U.S.
             Trust Company, N.A., as Trustee. Incorporated by reference to
             Exhibit 4.1 to our Registration Statement on Form S-4, as amended
             (Registration No. 333-72245).

  4.2        Credit Agreement, dated December 21, 1998, among the Financial
             Institutions named therein, BancBoston, N.A., as Administrative
             Agent, U.S. Bank National Association, as Documentation Agent,
             Northwest Aluminum Company, Northwest Aluminum Specialties, Inc.,
             Goldendale Aluminum Company, and Northwest Aluminum Technologies, as amended by the Agreement and Amendment No. 1, dated as of January 21, 1999. Incorporated by reference to Exhibit 4.2 to our
             Registration Statement on Form S-4, as amended (Registration No.
             333-72245).

  4.3 Registration Rights Agreement, dated as of December 21, 1998, by and among the Registrant, the Subsidiary Guarantors party to this Agreement; and BancBoston Robertson Stephens Inc., and Libra
             Investments, Inc. Incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-4, as amended (Registration No.
             333-72245).

  4.4        Certificate of Incorporation of Goldendale Holding Company.
             Incorporated by reference to Exhibit 4.4 to our Registration
             Statement on Form S-4, as amended (Registration No. 333-72245).

  10.1       Agreement to Toll Convert Alumina into Aluminum, dated May 22,
             1996, between Hydro Aluminum Louisville, Inc., and Goldendale
             Aluminum Company. Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-4, as amended (Registration No.
             333-72245). (Confidential treatment of portions of this document has been granted by order of the Commission. The information omitted from this exhibit has been filed with the Commission.)

  10.2 First Amendment to Agreement to Toll Convert Alumina into Aluminum, dated December 21, 1998. Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-4, as amended (Registration
             No. 333-72245).

  10.3 Tax Indemnification Agreement, dated as of December 21, 1998, between Registrant, Northwest Aluminum Company, Northwest Aluminum
             Specialties, Inc., and Brett E. Wilcox. Incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-4, as amended (Registration No. 333-72245).

  10.4 General Transmission Agreement, dated April 7, 1995, executed by the United States of America Department of Energy acting by and through the Bonneville Power Administration and Northwest Aluminum
             Company. Incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-4, as amended (Registration No.
             333-72245).

  10.5       Power Sale Agreement, dated September 28, 1995, between the United
             States of America Department of Energy acting by and through the Bonneville Power Administration and Northwest Aluminum Company.
             Incorporated by reference to Exhibit 10.10 to our Registration
             Statement on Form S-4, as amended (Registration No. 333-72245).

  Exhibit
  Number
  ------
  10.6       Voting Agreement dated May 17, 1996, by Brett Wilcox for the benefit of the United Steelworkers of America, Local 8147.
             Incorporated by reference to Exhibit 10.11 to our Registration
             Statement on Form S-4, as amended (Registration No. 333-72245).

  10.7       General Transmission Agreement, dated May 4, 1995, executed by the
             United States of America Department of Energy acting by and through the Bonneville Power Administration and Columbia Aluminum Company.
             Incorporated by reference to Exhibit 10.12 to our Registration
             Statement on Form S-4, as amended (Registration No. 333-72245).

  10.8       Power Sales Agreement, dated September 18, 1995, executed by the
             United States of America Department of Energy acting by and through the Bonneville Power Administration and Columbia Aluminum Company.
             Incorporated by reference to Exhibit 10.13 to our Registration
             Statement on Form S-4, as amended (Registration No. 333-72245).

  10.9       Cancelable Swap Agreement dated January 21, 1999, between
             Goldendale Aluminum Company and BankBoston, N.A. Incorporated by reference to Exhibit 10.14 to our Registration Statement on Form
             S-4, as amended (Registration No. 333-72245).

  10.10      Alumina Supply Agreement dated October 15, 1999 by Glencore Ltd.
             and Northwest Aluminum Company. (Confidential treatment of portions of this document has been requested. The information omitted from this exhibit has been filed with the Commission.)

  10.11      Phantom Stock Termination Agreement dated August 1, 1996 between
             Goldendale Aluminum Company and Jessie Casswell.*

  12.1       Statements re Computation of Ratios.

  21.1       Subsidiaries of the Registrant

  24.1       Powers of Attorney (included on signature pages of the Registration
             Statement).

  27.1       Financial Data Schedule.


*    Management contract or compensatory arrangement.