Form 10-Q
period 2000-03-31
GOLDEN NORTHWEST ALUMINUM INC; NORTHWEST ALUMINUM SPECIALTIES INC; NORTHWEST ALUMINUM CO; NORTHWEST ALUMINUM TECHNOLOGIES LLC; GOLDENDALE HOLDING CO; GOLDENDALE ALUMINUM CO
filed 2000-05-15
CIK 1079177, 1079176, 1079178, 1079191, 1079192, 1079194

                                   FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from _________to ___________

                       Commission file number 333-72245

                                   -----------


                         GOLDEN NORTHWEST ALUMINUM, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

                Oregon                                   93-1249606
    -------------------------------         ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)


                             3313 West Second Street
                            The Dalles, Oregon 97058
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (541) 296-6161
                               ------------------
              (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 YES  [X]   NO  [ ].

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        CLASS                               OUTSTANDING AT MAY 10, 2000
        -----                               ---------------------------
     Common Stock                                     1,000.

This quarterly report on Form 10-Q also constitutes a quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the following subsidiaries of Golden Northwest Aluminum, Inc.:

---------------------------------------------------------------------------------------------------
                                                                State of         I.R.S. Employer
                                             Commission file    incorporation    Identification
Company                                      number             or organization  Number
---------------------------------------------------------------------------------------------------
Goldendale Holding Company                   333-72245-04       Delaware         91-1785763

Goldendale Aluminum Company                  333-72245-05       Delaware         91-1380241

Northwest Aluminum Company                   333-72245-02       Oregon           93-0905834

Northwest Aluminum Specialties, Inc.         333-72245-01       Oregon           93-1019176

Northwest Aluminum Technologies, LLC         333-72245-03       Washington       93-1196863
---------------------------------------------------------------------------------------------------

The address of the principal executive offices for each of these entities is 3313 West Second Street, The Dalles, Oregon 97058 and their telephone number is
(541) 296-6161.

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                     ASSETS


                                                                                    DECEMBER 31,            MARCH 31,
                                                                                       1999                  2000
                                                                                     ---------             ---------
                                                                                                          (UNAUDITED)
Current assets:
    Cash and cash equivalents ...........................................            $   1,929             $   3,343
    Trade accounts receivable, less allowance for doubtful
       accounts of $100 .................................................               54,752                51,316
    Current portion of receivable due from related company ..............                2,639                 2,513
    Inventories .........................................................               65,618                77,597
    Intercompany receivable .............................................               13,106                 9,853
    Prepaid expenses ....................................................                  666                   209
    Income taxes refundable .............................................                3,121                 1,861
                                                                                     ---------             ---------
           Total current assets .........................................              141,831               146,692
                                                                                     ---------             ---------
Property, plant and equipment, net ......................................              132,961               135,016
Goodwill, net of accumulated amortization of  $14,241 and $15,397 .......               81,348                80,192
Advances to shareholder .................................................                2,000                 2,000
Receivable due from related company, less current portion ...............                1,824                 1,537
Other assets, net .......................................................               10,667                11,756
                                                                                     ---------             ---------
                                                                                     $ 370,631             $ 377,193
                                                                                     =========             =========

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
    Current portion of long-term debt ...................................            $  25,279             $  35,011
    Trade accounts payable ..............................................               45,925                41,050
    Accrued expenses ....................................................               16,806                20,881
    Deferred income taxes ...............................................                1,583                 1,661
                                                                                     ---------             ---------
           Total current liabilities ....................................               89,593                98,603
                                                                                     ---------             ---------
Long-term debt, less current portion ....................................              170,000               170,000
Deferred income taxes ...................................................               13,644                13,658
Deferred compensation notes payable .....................................                  662                   486
Other long-term liabilities .............................................                1,825                 1,838
Dividends payable .......................................................               13,163                14,075
                                                                                     ---------             ---------
           Total liabilities ............................................              288,887               298,660
                                                                                     ---------             ---------
Commitments and contingencies (Notes 5 and 6)

Preferred stock of subsidiary ...........................................               29,663                29,663

Shareholder's equity:
    Common stock; 350,000 shares authorized; 1,000 shares issued and
       outstanding ......................................................                   --                    --
    Additional paid-in capital ..........................................               63,628                65,504
    Accumulated deficit .................................................              (11,547)              (16,634)
                                                                                     ---------             ---------
           Total shareholder's equity ...................................               52,081                48,870
                                                                                     ---------             ---------
                                                                                     $ 370,631             $ 377,193
                                                                                     =========             =========

                 The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                       -------------------------------
                                                                         1999                  2000
                                                                       ---------             ---------
                                                                       (IN THOUSANDS, EXCEPT SHARE DATA)
Revenues ..................................................            $ 102,841             $ 126,010
Cost of revenues ..........................................              100,833               117,405
                                                                       ---------             ---------
Gross margin ..............................................                2,008                 8,605
General and administrative expenses .......................                4,142                 3,835
                                                                       ---------             ---------
Operating income (loss) ...................................               (2,134)                4,770
                                                                       ---------             ---------
Other income (expense):
  Interest expense ........................................               (6,174)               (6,033)
  Other income, net .......................................                  327                   316
                                                                       ---------             ---------
Net other expense .........................................               (5,847)               (5,717)
                                                                       ---------             ---------
Loss before income taxes ..................................               (7,981)                 (947)
Income tax expense (benefit) ..............................               (1,914)                1,352
                                                                       ---------             ---------
Net loss ..................................................            $  (6,067)            $  (2,299)
                                                                       =========             =========

Net loss ..................................................            $  (6,067)            $  (2,299)
Dividends accrued on preferred stock of subsidiary ........                 (912)                 (912)
                                                                       ---------             ---------
Net loss available to common shareholder ..................            $  (6,979)            $  (3,211)
                                                                       =========             =========
Earnings (loss) per share - basic and diluted:
   Net loss available to common shareholder ...............            $  (6,979)            $  (3,211)
                                                                       ---------             ---------
   Net loss per share of common stock .....................            $  (6,979)            $  (3,211)
                                                                       =========             =========
   Weighted average shares of common stock outstanding ....                1,000                 1,000
                                                                       =========             =========



                 The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                        ------------------------------
                                                                          1999                  2000
                                                                        --------             ---------
                                                                               (IN THOUSANDS)
Cash flows from operating activities:
  Net loss .................................................            $ (6,067)            $ (2,299)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization ..........................               4,597                6,030
    Loss on disposal of assets .............................                  --                   15
    Deferred income taxes ..................................                  --                   92
    Change in assets and liabilities:
        Trade accounts receivable ..........................               5,317                3,436
        Inventories ........................................              (5,812)             (11,979)
        Prepaid expenses ...................................                (148)                 457
        Other assets .......................................               2,014               (1,360)
        Trade accounts payable .............................                 115               (4,875)
        Accrued expenses ...................................               1,181                4,075
        Intercompany receivable ............................             (16,670)               3,253
        Income taxes refundable ............................              (1,914)               1,260
        Other liabilities ..................................                  22                   13
                                                                        --------             --------
Net cash used in operating activities ......................             (17,365)              (1,882)
                                                                        --------             --------
Cash flows from investing activities:
  Acquisition of property, plant and equipment .............              (7,398)              (6,673)
  Net payments from related company ........................                 179                  413
                                                                        --------             --------
Net cash used in investing activities ......................              (7,219)              (6,260)
                                                                        --------             --------
Cash flows from financing activities:
  Borrowings under revolving credit facilities .............              31,733               91,992
  Repayments under revolving credit facilities .............             (28,625)             (82,260)
  Principal repayments of term loan facilities .............             (17,472)                  --
  Intercompany borrowings ..................................              14,364                   --
  Deferred finance costs ...................................                (288)                  --
  Principal payments on deferred compensation notes ........                 (83)                (176)
                                                                        --------             --------
Net cash provided by (used in) financing activities ........                (371)               9,556
                                                                        --------             --------
Net increase (decrease) in cash and cash equivalents .......             (24,955)               1,414
Cash and cash equivalents, beginning of quarter ............              37,633                1,929
                                                                        --------             --------
Cash and cash equivalents, end of quarter ..................            $ 12,678             $  3,343
                                                                        ========             ========

Supplemental Disclosures of Cash Flow Information (Note 7)



                 The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES AND PER SHARE AMOUNTS)



1.   BASIS OF PRESENTATION

     The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

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

     Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

     The Company was incorporated in the state of Oregon on June 3, 1998 for the purposes of becoming the holding company of Northwest Aluminum Company, Northwest Aluminum Specialties, Inc. (collectively "Northwest"), Goldendale Holding Company and its wholly owned subsidiary, Goldendale Aluminum Company (collectively "Goldendale"), and Northwest Aluminum Technologies, LLC ("Technologies"). The sole shareholder of the Company also owned all of the outstanding shares of common stock of Northwest, Goldendale and Technologies. The consolidated financial statements include the accounts of Northwest, Goldendale and Technologies.

     The Company, Goldendale and Technologies report on a December 31 year basis; Northwest reports on a September 30 fiscal year basis. Included in current assets at December 31, 1999 is $13,106 and at March 31, 2000 is $9,853, representing the portion of intercompany advances which do not eliminate due

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES AND PER SHARE AMOUNTS)




to the differing year-ends. All other significant intercompany accounts and transactions have been eliminated.

3.   EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently analyzing the financial impact (if any) that the adoption of SFAS No. 133 will have on its consolidated financial statements.

4.   INVENTORIES

     Inventories consist of the following:


                                                               DECEMBER 31,        MARCH 31,
                                                                   1999              2000
                                                               -----------         ---------
         Purchased metals and tolling in process ....            $42,880            $47,929
         Supplies and alloys ........................             13,619             13,049
         Carbon plant materials .....................              5,414              5,898
         Alumina ....................................              3,705             10,721
                                                                 -------            -------
                                                                 $65,618            $77,597
                                                                 =======            =======

5.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                           DECEMBER 31,         MARCH 31,
                                                               1999                2000
                                                           -----------          ---------
         First mortgage notes ...................            $150,000            $150,000
         Subordinated credit agreement ..........              20,000              20,000
         Revolving credit facility ..............              25,279              35,011
                                                             --------            --------
         Long-term debt .........................             195,279             205,011
         Less current portion ...................              25,279              35,011
                                                             --------            --------
         Long-term debt less current portion ....            $170,000            $170,000
                                                             ========            ========

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES AND PER SHARE AMOUNTS)




     In December 1998, the Company issued $150 million of 12% first mortgage notes due on December 15, 2006. Interest is payable semi-annually on June 15 and December 15, commencing June 15, 1999. Payment of the notes is guaranteed by all of the Company's subsidiaries. The debt is collateralized by substantially all of the real property, plant and equipment of the Company's subsidiaries and by a pledge of all of the issued and outstanding capital stock of the Company's subsidiaries. On or after December 15, 2002 the notes are redeemable at the option of the Company at specified redemption prices. There are no sinking fund requirements. The indenture agreement limits principal payments on subordinated debt, dividends or shareholder distributions, and investments in subsidiaries. In connection with the issuance of the notes, each of the Company's direct and indirect wholly owned subsidiaries has jointly and severally guaranteed the notes on a full and unconditional basis.

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

     In December 1998, the Company entered into a $75 million bank revolving credit facility, which matures on December 20, 2003, and is collateralized by inventory, accounts receivable and related intangibles, including a security interest in the Company's tolling agreements. As specified in the credit agreement, borrowings under the credit facility bear interest at a floating base rate plus from 0.50% to 1.00% (9.75% at March 31, 2000) or the LIBOR rate plus from 2.00% to 2.50% (8.38% at March 31, 2000). The additional margin is dependent upon the consolidated ratio of earnings before interest, income taxes, depreciation and amortization to interest expense. The credit facility provides for the payment of a commitment fee of 0.50% per annum based on the unused portion of the credit facility. The credit agreement contains restrictive covenants, including a minimum net worth requirement, a minimum excess availability requirement and limitations on capital expenditures, dividends, additional indebtedness, mergers and other business combinations, assets sales, encumbrances, investments and transactions with affiliates. The Company was in compliance with these covenants at March 31, 2000.

     Also in December 1998, the Company entered into a subordinated credit agreement with Norsk Hydro USA, Inc. pursuant to which $20 million was borrowed. The debt bears interest at LIBOR plus 2.00% (7.88% at March 31, 2000) and is due in December 2005. The debt is secured by a second lien and a pledge on the collateral securing the first mortgage notes and is guaranteed by the Company's subsidiaries. Except for the collateral security, the guarantees by the Company's subsidiaries are subordinate to the indebtedness under the bank revolving credit facility. The credit agreement provides for additional borrowings of $10 million on or prior to December 31, 2001.

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES AND PER SHARE AMOUNTS)



     On January 25, 1999, the Company terminated at no cost its existing interest rate swap agreements and entered into a new swap agreement that expires in 2003. The fixed interest rate paid on the new swap is 6.4% and covers $20 million of notional principal amount of floating rate (LIBOR) indebtedness of the Company. Although the Company is exposed to credit loss on the interest rate swap in the event of nonperformance by the counterparties, the Company estimates the likelihood of such nonperformance to be remote. At December 31, 1999, the fair value of the interest rate swap was approximately $1,029, which reflects the estimated amount that the Company would pay to terminate the contract.

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

     The Company has agreed to be contingently liable for the debts of a customer amounting to approximately $956 at March 31, 2000.

     At March 31, 2000, the Company had a liability of approximately $1,838 ($1,825 at December 31, 1999) for estimated environmental remediation activities at Goldendale's facility. The Company's estimate of this liability is based on a remediation study conducted by independent engineering consultants. The total cost of remediation is estimated at $2,500; however, under a court decree the Company is only responsible for approximately one-half of the total. The remaining cost is the responsibility of prior owners. No accrual has been provided for the Northwest facility as the Company is unaware of any current condition which would give rise to remedial action.

     The Company has entered into various agreements for the purchase of power, alumina and aluminum. Future estimated minimum payments under these noncancelable agreements are as follows:

          YEAR ENDING DECEMBER 31,                              AMOUNT
          --------------------------                           ---------
          2000 ............................................    $ 83,990
          2001 ............................................      90,209
          2002 ............................................      31,429
          2003 ............................................      31,429
          2004 ............................................      31,429
          2005 ............................................       7,857
                                                               --------
                                                               $276,343
                                                               ========

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES AND PER SHARE AMOUNTS)



7.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Supplemental disclosures of cash flow information is as follows:


                                                   THREE MONTHS ENDED MARCH 31,
                                                   ---------------------------
                                                        1999        2000
                                                       ------      ------
Cash paid during the period for:
  Interest ......................................      $2,139      $1,631
  Income taxes ..................................          --          --
Non-cash investing and financing activities:
  Dividends accrued on preferred stock ..........         912         912


8. NORTHWEST ALUMINUM COMPANY AND NORTHWEST ALUMINUM SPECIALTIES, INC. AND GOLDENDALE HOLDING COMPANY AND SUBSIDIARY

     Financial statements and financial statement schedules for Northwest Aluminum Company and Northwest Aluminum Specialties, Inc. and Goldendale Holding Company and its subsidiary have been omitted because the 12% first mortgage notes issued by the Company and its subsidiaries and registered under the Securities Act of 1933, of which the subsidiaries are guarantors (thus subjecting them to the reporting requirements under Section 13 or 15(d) of the Securities Exchange Act of 1934) are fully and unconditionally guaranteed by the subsidiaries. Financial information relating to these companies is presented herein in accordance with Staff Accounting Bulletin 53 as an addition to the footnotes to the financial statements of Golden Northwest Aluminum, Inc. Summarized unaudited financial information is as follows:

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES AND PER SHARE AMOUNTS)



Northwest Aluminum Company and Northwest Aluminum Specialties, Inc.


                                                                          THREE MONTHS ENDED
                                                                              DECEMBER 31,
                                                                     -------------------------------
                                                                        1999                  2000
                                                                     ---------             ---------
CONDENSED STATEMENT OF OPERATIONS:
      Revenues:
        Customers .......................................            $  66,472             $  72,946
        Parent and related companies ....................                   44                    62
                                                                     ---------             ---------
                                                                        66,516                73,008
        Cost of revenues ................................               62,205                72,207
        General and administrative expenses .............                1,668                 1,380
                                                                     ---------             ---------
        Operating income (loss) .........................                2,643                  (579)
        Net other expense ...............................               (1,948)               (2,673)
                                                                     ---------             ---------
        Net income (loss) ...............................            $     695             $  (3,252)
                                                                     =========             =========

 CONDENSED BALANCE SHEET:
        Current assets ..................................            $  73,896             $  94,436
        Non-current assets ..............................               42,947                44,309
                                                                     ---------             ---------
          Total assets ..................................            $ 116,843             $ 138,745
                                                                     =========             =========

        Current liabilities .............................            $  32,876             $  68,863
        Non-current liabilities .........................               66,856                66,872
        Shareholder's equity ............................               17,111                 3,010
                                                                     ---------             ---------
          Total liabilities and shareholder's equity ....            $ 116,843             $ 138,745
                                                                     =========             =========

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES AND PER SHARE AMOUNTS)



Goldendale Holding Company and Subsidiary

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                               -------------------------------
                                                                 1999                  2000
                                                               ---------             ---------
CONDENSED STATEMENT OF OPERATIONS:
     Revenues:
       Customers .......................................       $  36,369             $  53,064
       Parent and related companies ....................               -                   378
                                                               ---------             ---------
                                                                  36,369                53,442
       Cost of revenues ................................          38,868                45,638
       General and administrative expenses .............           2,490                 2,350
                                                               ---------             ---------
       Operating income (loss) .........................          (4,989)                5,454
       Net other expense ...............................          (1,627)               (2,683)
       Income tax expense (benefit) ....................          (1,914)                1,352
                                                               ---------             ---------
       Net income (loss) ...............................       $  (4,702)            $   1,419
                                                               =========             =========

CONDENSED BALANCE SHEET:
       Current assets ..................................       $  42,530             $  43,579
       Non-current assets ..............................         172,915               179,675
                                                               ---------             ---------
          Total assets .................................       $ 215,445             $ 223,254
                                                               =========             =========

       Current liabilities .............................       $  26,953             $  35,248
       Non-current liabilities .........................         131,788               108,385
       Stockholder's equity ............................          56,704                79,621
                                                               ---------             ---------
         Total liabilities and stockholder's equity ....       $ 215,445             $ 223,254
                                                               =========             =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This section should be read in conjunction with the financial statements in Item 1, Part I, of this report.

OVERVIEW

        The aluminum industry is highly cyclical, with market prices fluctuating widely based on global supply and demand factors, most of which are beyond our control. As shown below, for 1999, the average price per pound of aluminum on the London Metal Exchange was approximately the same as for 1998, which was lower than the average price in any of the three previous years. The average three-month LME prices per pound of aluminum in each of the last five years were as follows:

                                                   Price Per
            Year Ended December 31,                  Pound
            ----------------------                 ---------
               1995.............................     $ 0.83
               1996.............................     $ 0.70
               1997.............................     $ 0.74
               1998.............................     $ 0.63
               1999.............................     $ 0.63

The timing and magnitude of any increase or decrease in aluminum prices is uncertain. As of March 31, 2000, the three-month LME price per pound of aluminum was $.70, and more recently LME prices have fluctuated around $.67 per pound. Accordingly, we believe our cash flow and earnings in the near term will be somewhat higher than amounts reported for comparable prior periods.

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

        We do not actively hedge our production. To reduce our reliance on market-priced primary aluminum and to improve overall profitability, we have pursued a strategy of increasing both our "tolled" and "non-tolled" value-added production through specialty casting and processing operations. Through these operations, we are able to realize premiums over market LME prices, the amount of which varies with the degree of value-added content of the product and uniqueness of the product in the marketplace. Our volume of value-added production has increased significantly over the past decade relative to the volume of our primary production. Our continued investment in value-added production operations is designed to further increase our value-added production capabilities. As a consequence of this strategy, our volume of non-tolled value-added production at Northwest has grown from 153.7 million pounds in 1993 to 245.3 million pounds in 1999. As a result of this growth, Northwest purchased at market prices more primary aluminum for further processing into non-tolled value-added products than Northwest produced for Glencore under the tolling contract. The Glencore tolling contract allowed us to operate our smelter at The Dalles at full capacity while we were developing value-added products. The success of Northwest's non-tolled products, however, reduced the importance of this contract, and it was not renewed in December 1999. The effect of this non-renewal will be to eliminate the revenue and gross margin Northwest derived from tolling aluminum for Glencore. This may be more than offset by an increase in gross margin from the sale of non-tolled products, because the underlying cost for primary aluminum will be Northwest's own production cost rather than the market price. We do not assure you however, that we will be able to realize any such increased gross margin.

RESULTS OF OPERATIONS

        The following table sets forth the combined statement of income data as a percentage of revenues for the three months ended March 31, 1999 and 2000.

                                                     THREE MONTHS ENDED
                                                        MARCH 31,
                                               --------------------------
                                                 1999                2000
                                               ------              ------
Revenues ..................................     100.0%              100.0%
Cost of revenues ..........................      98.0%               93.2%
                                               ------              ------
Gross margin ..............................       2.0%                6.8%
General and administrative expenses .......       4.0%                3.0%
                                               ------              ------
Operating income (loss) ...................      (2.0)%               3.8%
Interest expense ..........................      (6.1)%              (4.8)%
Other income, net .........................       0.3%                0.3%
                                               ------              ------
Net other expenses ........................      (5.8)%              (4.5)%
                                               ------              ------
Loss before income taxes ..................      (7.8)%              (0.7)%
                                               ------              ------
Income tax expense (benefit) ..............      (1.9)%               1.1%
                                               ------              ------
Net loss ..................................      (5.9)%              (1.8)%
                                               ------              ------

THE THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

        Primary and value-added aluminum produced under tolling contracts increased from 125.6 million pounds for the three months ended March 31, 1999 to
136.7 million pounds for the three months ended March 31, 2000 due primarily to the cyclical nature of our cell relining activity. Shipments of non-tolled value-added aluminum products were 64.9 million pounds and 71.6 million pounds for corresponding periods in 1999 and 2000, respectively, an increase of 10.3% due primarily to the strengthening of the commodity billet market.

Revenues increased from $102.8 million in the three months ended March 31, 1999 to $126.0 million in the three months ended March 31, 2000, an increase of $23.2 million, or 22.6%. Revenues from tolling contracts increased 32.1% from $55.8 million in the three months ended March 31, 1999 to $73.7 million in the three months ended March 31, 2000. This increase was due primarily to the increase in average effective LME aluminum prices from $.60 per pound to $.70 per pound for the corresponding periods in 1999 and 2000. Sales of non-tolled value-added products increased from $47.0 million in the three months ended March 31, 1999 to $52.3 million in the three months ended March, 31, 2000, due primarily to the increase in shipments and the increase in LME price from 1999 to 2000. Tolling revenues earned in the corresponding periods in 1999 and 2000 under the Company's Hydro and Glencore tolling contracts were $36.4 million and $53.0 million, and $19.4 million and $20.7 million, respectively.

        Cost of revenues increased from $100.8 million in the three months ended March 31, 1999 to $117.4 million in the three months ended March 31, 2000, an increase of $16.6 million, or 16.5%. As a percentage of revenues, cost of revenues declined from 98.0% to 93.2%. The increase in cost of revenues resulted primarily from increases in market aluminum prices and power costs in 2000.

        Gross margin increased from $2.0 million in the three months ended March 31, 1999 to $8.6 million in the three months ended March 31, 2000, an increase of 330.0%. As a percentage of revenues, gross margin rose from 2.0% to 6.8%. The increase in gross margin resulted primarily from an increase in revenues of $23.2 million, offset by an increase in cost of revenues of $16.6 million.

        General and administrative expenses decreased slightly from $4.1 million in the three months ended March 31, 1999 to $3.8 million in the three months ended March 31, 2000. As a percentage of revenues, general and administrative expenses decreased from 4.0% in 1999 to 3.0% in 2000.

        Interest expense decreased slightly from $6.2 million in the three months ended March 31, 1999 to $6.0 million in the three months ended March 31, 2000 due primarily to the elimination of extended terms with Northwest's alumina supplier, offset by increased borrowings under our revolving credit facility.

        Income tax benefit decreased from $1.9 million in the three months ended March 31, 1999 to an income tax expense of $1.4 million in the three months ended March 31, 2000 due primarily to the decrease in net loss before income taxes in the corresponding periods in 1999 and 2000.

        As a result of the foregoing factors, we reported a net loss of $2.3 million in the three months ended March 31, 2000 versus a net loss of $6.1 million in the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

        Historically, our cash and capital requirements have been satisfied through cash generated from operating activities and borrowings under our primary credit facilities.

        Our credit facility with Fleet Capital (previously BankBoston) is a $75.0 million senior secured revolving credit facility collateralized by all of the inventory, accounts receivable and other rights to payment of our subsidiaries. Availability under the revolving line of credit is controlled by a borrowing base formula based on eligible receivables and inventory, and there must always be at least $15 million available for borrowing at any given time. Based on this formula, the net availability under the revolving line of credit was approximately $62.6 million at March 31, 2000. We had $35.0 million outstanding under this credit facility at March 31, 2000.

        Our liquidity and capital needs relate primarily to payment of principal and interest on borrowings, capital expenditures, including our facilities investment program, and distributions to our sole shareholder to pay income taxes. Subject to reasonable market aluminum prices, we will require approximately $9.9 million in 2000 for our facilities investment program. The first stage of the facilities investment program consisting of an expansion of the Goldendale casthouse and a 34-cell demonstration of new cell line technology should be substantially completed by the end of 2000. Our liquidity and capital needs also relate to working capital and other general corporate requirements, including the incremental working capital needs in connection with the termination of the Glencore tolling agreement in December 1999. Additionally, the Goldendale preferred stock became redeemable at our discretion after December 31, 1998. We anticipate that the funds necessary to redeem the Goldendale preferred stock would be drawn from our revolving credit facility with Fleet Capital. Furthermore, we are subject to a number of contingencies and uncertainties.

        Our statement of cash flows for the periods indicated are summarized below:


                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                         -----------------------------
                                                           1999                 2000
                                                         --------             --------
Net cash used in operating activities .......            $(17,365)            $ (1,882)
Net cash used in investing activities .......              (7,219)              (6,260)
Net cash provided by (used in) financing
  activities ................................                (371)               9,556
Increase (decrease) in cash .................             (24,955)               1,414

        Net cash used in operating activities was $17.4 million and $1.9 million for the three months ended March 31, 1999 and March 31, 2000, respectively. The net cash used in operating activities during the three months ended March 31, 2000 of $1.9 million was primarily attributable to cash provided by our net loss, as adjusted for non-cash charges, of $3.8 million, and $12.6 million attributable to decreases in accounts receivable and intercompany receivable and increases in accrued expenses and income taxes refundable, offset by cash used in operating activities of $18.3 million, attributable to increases in inventories and other assets and a decrease in accounts payable. The increases in inventories and accounts payable were primarily due to Northwest's transition from tolling to non-tolling operations.

        Of the net cash used in operating activities during the three months ended March 31, 1999, $1.5 million was attributable to our net loss, as adjusted for non-cash charges. Also attributing was a decrease in accounts receivable and other assets of $7.3 million and an increase in accrued expenses of $1.2 million, offset by an increase in inventories of $5.8 million and a decrease in intercompany payable and income taxes payable of $18.6 million.

        Net cash used in investing activities was $6.3 million in the three months ended March 31, 2000, compared to net cash used in investing activities of $7.2 million in the three months ended March 31, 1999. Cash used in investing activities in the three months ended March 31, 2000 was primarily attributable to capital expenditures of $6.7 million. Cash used in investing activities in the three months ended March 31, 1999 was primarily attributable to capital expenditures of $7.4 million.

        Net cash provided by financing activities was $9.6 million in the three months ended March 31, 2000, compared to net cash used in financing activities of $0.4 million in the three months ended March 31, 1999. Net cash provided by financing activities in the three months ended March 31, 2000 was primarily attributable to net borrowings of $9.8 million under our credit facility.

        We believe cash flow from operations, available borrowings under our revolving credit facility and under our note purchase agreement with Hydro and cash on hand will provide adequate funds for our foreseeable working capital needs, planned capital expenditures and debt service and other obligations through 2001.

        Our ability to fund operations, make planned capital expenditures, such as our facilities investment program, make principal and interest payments on the notes, and remain in compliance with all of the financial covenants under our debt agreements will be dependent on our future operating performance. Our future operating performance is dependent on a number of factors, including aluminum prices, many of which are beyond our control. These factors include prevailing economic conditions and financial, competitive, regulatory and other factors affecting our business and operations, and may be dependent on the availability of borrowings under our revolving credit facility or other borrowings. We do not assure you our cash flow from operations, together with other sources of liquidity, will be adequate:

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

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We are currently analyzing the financial impact, if any, that the adoption of SFAS No. 133 will have on our consolidated financial statements.

FORWARD-LOOKING STATEMENTS

        This report contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report (see, for example, "Overview," "Results of Operations," and "Liquidity and Capital Resources"). Such statements can be identified by the use of forward looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans," or "anticipates" or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the following:

-       fluctuations in the price of primary aluminum;

-       servicing our substantial indebtedness;

-       the incurrence of future indebtedness;

- restrictions on our ability to operate our business imposed by the terms of our indebtedness;

-       the effects of federal and state environmental laws and regulations;

-       the continued viability of the technology used in our smelters;

-       fluctuations in the cost of electricity;

- our ability to operate effectively without tolling agreements, including the Glencore tolling agreement;

-       retaining and recruiting key personnel; and

-       changes in labor relations with the unions representing our employees.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We manage interest rate risk through the strategic use of fixed and variable interest rate debt and, to a limited extent, interest rate derivatives. At March 31, 2000, our derivative instrument consisted of an interest rate swap agreement which expires in 2003 and effectively fixes our interest rate at 6.4% on a notional principal amount of $20.0 million on our floating rate long-term debt. The agreement requires quarterly cash settlements for interest rate fluctuation outside of the fixed rate.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits

            3.1 Articles of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4, as amended (Registration No. 333-72245).

            3.2         Bylaws of Registrant. Incorporated by reference to
                        Exhibit 3.2 to the Company's Registration Statement on Form S-4, as amended (Registration No. 333-72245).

            27.1        Financial Data Schedule.

        (b) Reports on form 8-K.

            No reports on Form 8-K were filed during the period.

                                   SIGNATURES

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

                                       GOLDEN NORTHWEST ALUMINUM, INC.
                                       NORTHWEST ALUMINUM COMPANY
                                       NORTHWEST ALUMINUM SPECIALTIES, INC.

Date:    May 11, 2000                  By: /s/  WILLIAM R. REID
                                          --------------------------------------
                                          William R. Reid
                                          Chief Accounting Officer

                                       GOLDENDALE HOLDING COMPANY
                                       GOLDENDALE ALUMINUM COMPANY
                                       NORTHWEST ALUMINUM TECHNOLOGIES, LLC

Date:    May 11, 2000                  By: /s/ JESSIE CASSWELL
                                          --------------------------------------
                                          Jessie Casswell
                                          Chief Accounting Officer

                                  EXHIBIT INDEX

3.1     Articles of Incorporation of Registrant. Incorporated by reference to
        Exhibit 3.1 to the Company's Registration Statement on Form S-4, as amended (Registration No. 333-72245).

3.2 Bylaws of Registrant. Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4, as amended (Registration
        No. 333-72245).

27.1    Financial Data Schedule.