Form 10-Q
period 2000-06-30
GOLDEN NORTHWEST ALUMINUM INC; NORTHWEST ALUMINUM SPECIALTIES INC; NORTHWEST ALUMINUM CO; NORTHWEST ALUMINUM TECHNOLOGIES LLC; GOLDENDALE HOLDING CO; GOLDENDALE ALUMINUM CO
filed 2000-08-14
CIK 1079177, 1079176, 1079178, 1079191, 1079192, 1079194

                                   FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________to ___________

                        Commission file number 333-72245


                         GOLDEN NORTHWEST ALUMINUM, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

                Oregon                                  93-1249606
----------------------------------         -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                             3313 West Second Street
                            The Dalles, Oregon 97058
         ------------------------------------ ------------------------
               (Address of principal executive offices) (Zip Code)

                                 (541) 296-6161
         ------------------------------------------------------------
              (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 YES [X]   NO [ ].

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        CLASS                             OUTSTANDING AT AUGUST 4, 2000
        -----                             -----------------------------
     Common Stock                                     1,000.

This quarterly report on Form 10-Q also constitutes a quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the following subsidiaries of Golden Northwest Aluminum, Inc.:


---------------------------------------------------------------------------------------------------
                                                                State of         I.R.S. Employer
                                             Commission file    incorporation    Identification
Company                                      number             or organization  Number
---------------------------------------------------------------------------------------------------
Goldendale Holding Company                   333-72245-04       Delaware         91-1785763
---------------------------------------------------------------------------------------------------
Goldendale Aluminum Company                  333-72245-05       Delaware         91-1380241
---------------------------------------------------------------------------------------------------
Northwest Aluminum Company                   333-72245-02       Oregon           93-0905834
---------------------------------------------------------------------------------------------------
Northwest Aluminum Specialties, Inc.         333-72245-01       Oregon           93-1019176
---------------------------------------------------------------------------------------------------
Northwest Aluminum Technologies, LLC         333-72245-03       Washington       93-1196863
---------------------------------------------------------------------------------------------------

The address of the principal executive offices for each of these entities is 3313 West Second Street, The Dalles, Oregon 97058 and their telephone number is
(541) 296-6161.

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                     ASSETS

                                                                             DECEMBER 31,         JUNE 30,
                                                                                1999                2000
                                                                            -------------       -------------
                                                                                                  (UNAUDITED)
Current assets:
    Cash and cash equivalents ........................................      $       1,929       $       1,330
    Trade accounts receivable, less allowance for doubtful
       accounts of $100 ..............................................             54,752              41,893
    Current portion of receivable due from related company ...........              2,639               2,721
    Inventories ......................................................             65,618              75,640
    Intercompany receivable ..........................................             13,106               2,623
    Prepaid expenses .................................................                666                 333
    Income taxes refundable ..........................................              3,121               3,233
                                                                            -------------       -------------
           Total current assets ......................................            141,831             127,773
                                                                            -------------       -------------
Property, plant and equipment, net ...................................            132,961             138,622
Goodwill, net of accumulated amortization of  $14,241 and $16,554 ....             81,348              79,035
Advances to shareholder ..............................................              2,000               2,000
Receivable due from related company, less current portion ............              1,824               1,244
Other assets, net ....................................................             10,667              12,062
                                                                            -------------       -------------
                                                                            $     370,631       $     360,736
                                                                            =============       =============

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
    Current portion of long-term debt.................................      $      25,279       $      43,099
    Trade accounts payable ...........................................             45,925              23,570
    Accrued expenses .................................................             16,806              15,658
    Deferred income taxes ............................................              1,583               1,739
                                                                            -------------       -------------
           Total current liabilities .................................             89,593              84,066
                                                                            -------------       -------------
Long-term debt, less current portion .................................            170,000             170,000
Deferred income taxes ................................................             13,644              13,672
Deferred compensation notes payable ..................................                662                 432
Other long-term liabilities ..........................................              1,825               1,838
Dividends payable ....................................................             13,163              14,987
                                                                            -------------       -------------
           Total liabilities .........................................            288,887             284,995
                                                                            -------------       -------------
Commitments and contingencies (Notes 5 and 6)

Preferred stock of subsidiary ........................................             29,663              29,663

Shareholder's equity:
    Common stock; 350,000 shares authorized; 1,000 shares ............                 --
       issued and outstanding ........................................                 --
    Additional paid-in capital .......................................             63,628              65,504
    Accumulated deficit ..............................................            (11,547)            (19,426)
                                                                            -------------       -------------
           Total shareholder's equity ................................             52,081              46,078
                                                                            -------------       -------------
                                                                            $     370,631       $     360,736
                                                                            =============       =============


   The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                 THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                                -----------------------------       -----------------------------
                                                                    1999              2000              1999              2000
                                                                -----------       -----------       -----------       -----------
                                                                                (IN THOUSANDS, EXCEPT SHARE DATA)

Revenues .................................................      $   107,506       $   103,252       $   210,347       $   229,262
Cost of revenues .........................................          102,644            94,229           203,477           211,634
                                                                -----------       -----------       -----------       -----------
Gross margin .............................................            4,862             9,023             6,870            17,628
General and administrative expenses ......................            4,477             4,360             8,619             8,195
                                                                -----------       -----------       -----------       -----------
Operating income (loss) ..................................              385             4,663            (1,749)            9,433
                                                                -----------       -----------       -----------       -----------
Other income (expense):
   Interest expense ......................................           (5,608)           (5,796)          (11,782)          (11,829)
   Other income (expense), net ...........................              198              (561)              525              (245)
                                                                -----------       -----------       -----------       -----------
Net other expense ........................................           (5,410)           (6,357)          (11,257)          (12,074)
                                                                -----------       -----------       -----------       -----------
Loss before income taxes .................................           (5,025)           (1,694)          (13,006)           (2,641)
Income tax expense (benefit) .............................             (151)              186            (2,065)            1,538
                                                                -----------       -----------       -----------       -----------
Net loss .................................................      $    (4,874)      $    (1,880)      $   (10,941)      $    (4,179)
                                                                ===========       ===========       ===========       ===========

Net loss .................................................      $    (4,874)      $    (1,880)      $   (10,941)      $    (4,179)
Dividends accrued on preferred stock of subsidiary .......             (912)             (912)           (1,824)           (1,824)
                                                                -----------       -----------       -----------       -----------
Net loss available to common shareholder .................      $    (5,786)      $    (2,792)      $   (12,765)      $    (6,003)
                                                                ===========       ===========       ===========       ===========

Earnings (loss) per share - basic and diluted:
   Net loss available to common shareholder ..............      $    (5,786)      $    (2,792)      $   (12,765)      $    (6,003)
                                                                ===========       ===========       ===========       ===========
   Net loss per share of common stock ....................      $    (5,786)      $    (2,792)      $   (12,765)      $    (6,003)
                                                                ===========       ===========       ===========       ===========

   Weighted average shares of common stock outstanding ...            1,000             1,000             1,000             1,000
                                                                ===========       ===========       ===========       ===========



       The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                      SIX MONTHS ENDED JUNE 30,
                                                                  ------------------------------
                                                                      1999               2000
                                                                  ------------       ------------
                                                                           (IN THOUSANDS)
Cash flows from operating activities:
  Net loss .................................................      $    (10,941)      $     (4,179)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization ..........................            11,369             12,305
    (Gain) loss on disposal of assets ......................               (14)               524
    Deferred income taxes ..................................            (2,066)               184
    Change in assets and liabilities:
        Trade accounts receivable ..........................            (1,644)            12,859
        Inventories ........................................            (5,869)           (10,022)
        Prepaid expenses ...................................               (72)               333
        Other assets .......................................              (792)            (1,937)
        Trade accounts payable .............................            (8,021)           (22,355)
        Accrued expenses ...................................            (6,000)            (1,148)
        Intercompany receivable ............................             1,769             10,483
        Income taxes refundable ............................             2,257               (112)
        Other liabilities ..................................                42                 13
                                                                  ------------       ------------
Net cash used in operating activities ......................           (19,982)            (3,052)
                                                                  ------------       ------------
Cash flows from investing activities:
  Acquisition of property, plant and equipment .............           (16,309)           (15,670)
  Net payments from related company ........................             1,478                498
  Proceeds from sale of equipment ..........................                --                 35
                                                                  ------------       ------------
Net cash used in investing activities ......................           (14,831)           (15,137)
                                                                  ------------       ------------
Cash flows from financing activities:
  Borrowings under revolving credit facilities .............            31,733            204,347
  Repayments under revolving credit facilities .............           (28,625)          (186,527)
  Principal repayments of term loan facilities .............           (17,472)                --
  Intercompany borrowings ..................................            14,364                 --
  Deferred finance costs ...................................              (586)                --
  Principal payments on deferred compensation notes ........              (180)              (230)
                                                                  ------------       ------------
Net cash provided by (used in) financing activities ........              (766)            17,590
                                                                  ------------       ------------
Net decrease in cash and cash equivalents ..................           (35,579)              (599)
Cash and cash equivalents, beginning of period .............            37,633              1,929
                                                                  ------------       ------------
Cash and cash equivalents, end of period ...................      $      2,054       $      1,330
                                                                  ============       ============


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

     Operating results for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2.   OPERATIONS AND PRINCIPLES OF CONSOLIDATION

     The operations of Golden Northwest Aluminum, Inc. ("Golden" or the "Company") consist primarily of the smelting conversion of alumina to aluminum, processing of aluminum into primary products, and the sale of those products within one business segment. The Company's operating subsidiaries' smelting operations were under tolling agreements with aluminum suppliers through December 1999. In December 1999, Northwest Aluminum Company's tolling agreement expired. The Company's operations are located in the Pacific Northwest on the Columbia River.

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

     The Company, Goldendale and Technologies report on a December 31 year basis; Northwest reports on a September 30 fiscal year basis. Included in current assets at December 31, 1999 is $13,106 and at

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES AND PER SHARE AMOUNTS)

June 30, 2000 is $2,623, representing the portion of intercompany advances which do not eliminate due to the differing year-ends. All other significant intercompany accounts and transactions have been eliminated.

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

4.   INVENTORIES

     Inventories consist of the following:


                                                      DECEMBER 31,        JUNE 30,
                                                          1999              2000
                                                     -------------      -------------

    Purchased metals and tolling in process ...      $      42,880      $      46,728
    Supplies and alloys .......................             13,619             14,584
    Carbon plant materials ....................              5,414              3,715
    Alumina ...................................              3,705             10,613
                                                     -------------      -------------
                                                     $      65,618      $      75,640
                                                     =============      =============

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES AND PER SHARE AMOUNTS)


5.   LONG-TERM DEBT

     Long-term debt consists of the following:


                                                    DECEMBER 31,         JUNE 30,
                                                        1999               2000
                                                    -------------      -------------

           First mortgage notes ..............      $     150,000      $     150,000
           Subordinated credit agreement .....             20,000             20,000
           Revolving credit facility .........             25,279             43,099
                                                    -------------      -------------
           Long-term debt ....................            195,279            213,099
           Less current portion ..............             25,279             43,099
                                                    -------------      -------------
           Long-term debt less current portion      $     170,000      $     170,000
                                                    =============      =============

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

     In December 1998, the Company entered into a $75 million bank revolving credit facility, which matures on December 20, 2003, and is collateralized by inventory, accounts receivable and related intangibles, including a security interest in the Company's tolling agreement. As specified in the credit agreement, borrowings under the credit facility bear interest at a floating base rate plus from 0.50% to 1.00% (10.50% at June 30, 2000) or the LIBOR rate plus from 2.00% to 2.50% (9.15% at June 30, 2000). The additional margin is dependent upon the consolidated ratio of earnings before interest, income taxes, depreciation and amortization to interest expense. The credit facility provides for the payment of a commitment fee of 0.50% per annum based on the unused portion of the credit facility. The credit

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES AND PER SHARE AMOUNTS)


agreement contains restrictive covenants, including a minimum net worth requirement, a minimum excess availability requirement and limitations on capital expenditures, dividends, additional indebtedness, mergers and other business combinations, asset sales, encumbrances, investments and transactions with affiliates. The Company was in compliance with these covenants at June 30, 2000.

     Also in December 1998, the Company entered into a subordinated credit agreement with Norsk Hydro USA, Inc. pursuant to which $20 million was borrowed. The debt bears interest at LIBOR plus 2.00% (7.88% at June 30, 2000) and is due in December 2005. The debt is secured by a second lien and a pledge on the collateral securing the first mortgage notes and is guaranteed by the Company's subsidiaries. Except for the collateral security, the guarantees by the Company's subsidiaries are subordinate to the indebtedness under the bank revolving credit facility. The credit agreement provides for additional borrowings of $10 million on or prior to December 31, 2001.

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

     The Company has agreed to be contingently liable for the debts of a customer amounting to approximately $1,738 at June 30, 2000. Risk arising from this contingent liability is controlled through monitoring procedures.

     At June 30, 2000, the Company had a liability of approximately $1,867 ($1,825 at December 31, 1999) for estimated environmental remediation activities at Goldendale's facility. The Company's estimate of this liability is based on a remediation study conducted by independent engineering consultants. The total cost of remediation was estimated at $2,500; however, under a court decree the Company is only responsible for approximately one-half of the total. The remaining cost is the responsibility of prior owners. No accrual has been provided for the Northwest facility as the Company is unaware of any current condition which would give rise to remedial action.

                GOLDEN NORTHWEST ALUMINUM. INC. AND SUBSIDIARIES

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES AND PER SHARE AMOUNTS)


     The Company has entered into various agreements for the purchase of power, alumina and aluminum. Future estimated minimum payments under these noncancelable agreements are as follows:


YEAR ENDING DECEMBER 31,                                       AMOUNT
------------------------                                     --------
2000                                                         $ 83,990
2001                                                           90,209
2002                                                           31,429
2003                                                           31,429
2004                                                           31,429
2005                                                            7,857
                                                             --------
                                                             $276,343
                                                             ========


7.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Supplemental disclosures of cash flow information are as follows:


                                                              SIX MONTHS ENDED JUNE 30,
                                                             --------------------------
                                                                1999            2000
                                                             ----------      ----------
Cash paid during the period for:
  Interest ............................................      $   11,281      $   10,128
  Income taxes ........................................              --           1,469
Non-cash investing and financing activities:
  Dividends accrued on preferred stock ................           1,824           1,824


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

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES AND PER SHARE AMOUNTS)


Northwest Aluminum Company and Northwest Aluminum Specialties, Inc.


                                                                     SIX MONTHS ENDED
                                                                         MARCH 31,
                                                                  -------------------------
                                                                    1999            2000
                                                                  ---------       ---------
CONDENSED STATEMENT OF OPERATIONS:
      Revenues:
        Customers ..........................................      $ 132,898       $ 128,422
        Parent and related companies .......................            212              62
                                                                  ---------       ---------
                                                                    133,110         128,484
        Cost of revenues ...................................        127,541         123,441
        General and administrative expenses ................          2,892           2,756
                                                                  ---------       ---------
        Operating income ...................................          2,677           2,287
        Net other expense ..................................         (4,517)         (6,325)
                                                                  ---------       ---------
        Net loss ...........................................      $  (1,840)      $  (4,038)
                                                                  =========       =========

 CONDENSED BALANCE SHEET:
        Current assets .....................................      $  79,912       $  86,355
        Non-current assets .................................         41,605          45,955
                                                                  ---------       ---------
          Total assets .....................................      $ 121,517       $ 132,310
                                                                  =========       =========

        Current liabilities ................................      $  40,085       $  63,214
        Non-current liabilities ............................         66,856          66,872
        Shareholder's equity ...............................         14,576           2,224
                                                                  ---------       ---------
          Total liabilities and shareholder's equity .......      $ 121,517       $ 132,310
                                                                  =========       =========

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES AND PER SHARE AMOUNTS)


Goldendale Holding Company and Subsidiary

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                  -----------------------
                                                                     1999            2000
                                                                  ---------       ---------
CONDENSED STATEMENT OF OPERATIONS:
     Revenues:
       Customers ...........................................      $  77,449       $ 100,840
       Parent and related companies ........................             --             682
                                                                  ---------       ---------
                                                                     77,449         101,522
       Cost of revenues ....................................         76,792          88,937
       General and administrative expenses .................          5,502           5,235
                                                                  ---------       ---------
       Operating income (loss) .............................         (4,845)          7,350
       Net other expense ...................................         (3,428)         (5,048)
       Income tax expense (benefit) ........................         (2,065)          1,538
                                                                  ---------       ---------
       Net income (loss) ...................................      $  (6,208)      $     764
                                                                  =========       =========

CONDENSED BALANCE SHEET:
       Current assets ......................................      $  42,601       $  40,394
       Non-current assets ..................................        176,481         180,765
                                                                  ---------       ---------
          Total assets .....................................      $ 219,082       $ 221,159
                                                                  =========       =========

       Current liabilities .................................      $  33,924       $  33,848
       Non-current liabilities .............................        130,872         138,920
       Stockholder's equity ................................         54,286          48,391
                                                                  ---------       ---------
         Total liabilities and stockholder's equity ........      $ 219,082       $ 221,159
                                                                  =========       =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

        This section should be read in conjunction with the financial statements in Part I, Item 1 of this report.

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


The timing and magnitude of any increase or decrease in aluminum prices is uncertain. As of June 30, 2000, the three-month LME price per pound of aluminum was $.72, and more recently LME prices have fluctuated around $.71 per pound. Accordingly, we believe our cash flow and earnings in the near term will be somewhat higher than amounts reported for comparable prior periods.

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

        Northwest chose not to renew its tolling agreement with Glencore after December 1999, and instead use its smelter production to source the majority of its material needs in its value-added business. The effect of this non-renewal is the elimination of revenue and gross margin Northwest derived from tolling aluminum for Glencore. This may be more than offset by an increase in gross margin from the sale of non-tolled products, because the underlying cost for primary aluminum will be Northwest's own production cost rather than the market price. We do not assure you however, that we will be able to realize any such increased gross margin.

        Power issues in the Pacific Northwest have significantly affected the aluminum industry in this area. The Company is somewhat insolated from the impact of recent high power costs in the region because of our long-term contracts with the Bonneville Power Administration (BPA) for procurement of power. Those contracts obligate BPA to supply 60% of the Company's power requirements for the five-year period ending October 1, 2001 at relatively competitive rates. Of additional benefit is the Company's ability to "shape" that power supplied on an annual basis. The Company shaped the agreements so that BPA supplies approximately 80% of our power requirements in the later years of these contracts. We obtain most of the remaining 20% in the spring and summer months when market power costs are normally low due to the seasonality of power supply and demand. We are currently exploring alternatives for fulfilling our power requirements for the period after October 1, 2001.

RESULTS OF OPERATIONS

        The following table sets forth the combined statement of income data as a percentage of revenues for the three-month and the six-month periods ended June 30, 1999 and 2000.


                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                   JUNE 30,                     JUNE 30,
                                                             --------------------        --------------------
                                                              1999          2000          1999          2000
                                                             ------------------------------------------------
Revenues............................................          100.0%        100.0%        100.0%        100.0%
Cost of revenues....................................           95.5%         91.3%         96.7%         92.3%
                                                             ------        ------        ------        ------
Gross margin........................................            4.5%          8.7%          3.3%          7.7%
General and administrative expenses.................            4.2%          4.2%          4.1%          3.6%
                                                             ------        ------        ------        ------
Operating income (loss).............................            0.3%          4.5%         (0.8)%         4.1%
Interest expense....................................           (5.2)%        (5.6)%        (5.6)%        (5.2)%
Other income (expense), net.........................            0.2%         (0.5)%         0.2%         (0.1)%
                                                             ------        ------        ------        ------
Net other expenses..................................           (5.0)%        (6.1)%        (5.4)%        (5.3)%
                                                                           ------        ------        ------
Loss before income taxes............................           (4.7)%        (1.6)%        (6.2)%        (1.2)%
Income tax expense (benefit)........................           (0.2)%         0.2%         (1.0)%         0.6%
                                                             ------        ------        ------        ------
Net loss............................................           (4.5)%        (1.8)%        (5.2)%        (1.8)%
                                                             ======        ======        ======        ======

THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000

        Total revenues decreased from $107.5 million to $103.3 million in the three months ended June 30, 1999 and June 30, 2000, respectively, a decrease of $4.2 million, or 3.9%. Total revenues increased from $210.3 million to $229.3 million in the six months ended June 30, 1999 and June 30, 2000, respectively, an increase of $19.0 million, or 9.0%. Revenues were primarily influenced by the cessation of the Glencore tolling agreement, by changes in the market price of aluminum and by production and shipped volumes.

         The cessation of the Glencore tolling agreement eliminated approximately 0.5 million pounds per day of production billable under tolling arrangements beginning January 1, 2000. Because of Northwest's September 30 year-end, the impact on the Company's consolidated financial statements was not reported until April 1, 2000. For both the three months and six months ended June 30, 2000 compared to the three months and six months ended June 30, 1999, tolling revenues decreased $18.7 million due to the cessation of this agreement. Tolling revenues continued to be earned under the Company's Hydro tolling contract and were $48.5 million and $41.1 million for the three-month periods, and $101.5 million and $77.5 million for the six-month periods, ended June 30, 2000 and June 30, 1999, respectively. Total revenues from tolling agreements decreased from $59.8 million to $48.5 million in the three months ended June 30, 1999 and June 30, 2000, respectively, a decrease of $11.3 million, or 18.9%. Tolling revenues increased from $115.6 million to $122.2 million in the six months ended June 30, 1999 and June 30, 2000, respectively, an increase of $6.6 million, or 5.7%.

        Volumes produced under tolling contracts decreased from 134.3 million pounds to 86.4 million for the three months ended June 30, 1999 and June 30, 2000, respectively, and decreased from 259.9 million pounds to 223.0 million pounds for the six months ended June 30, 1999 and June 30, 2000, respectively. Beyond the decrease due to the non-renewal of the Glencore tolling agreement, the changes in production level under tolling arrangements were due primarily to the cyclical nature of our cell relining activity. Volume changes, excluding the impact of the cessation of the Glencore tolling agreement, caused revenues from tolling to decrease by $1.6 million for the three months ended June 30, 2000 over the same period ended June 30, 1999 and caused revenues from tolling to increase by $4.5 million for the six months ended June 30, 2000 over the same period ended June 30, 1999.

        Offsetting the impact of volume changes, increases in average effective LME aluminum prices from $.56 per pound to $.75 per pound for the three months ended June 30, 1999 and June 30, 2000, respectively, pushed revenues from tolling contracts upward by $8.9 million. The average effective LME aluminum prices for the six months ended June 30, 1999 and June 30, 2000 were $.58 per pound and $.71 per pound, respectively, causing a $20.8 million increase in revenues from tolling contracts.

        Sales of non-tolled products increased from $47.8 million to $54.8 million in the three months ended June 30, 1999 and June 30, 2000, respectively, and increased from $94.8 million and $107.1 million for the six months ended June 30, 1999 and June 30, 2000, respectively. The primary factors affecting revenues from sales of non-tolled products were the rise in market prices of aluminum and increased volumes shipped.

        Shipments of non-tolled aluminum products increased from 68.4 million pounds to 70.0 million pounds in the three months ended June 30, 1999 and June 30, 2000, respectively. For the six-month periods ended June 30, shipments of non-tolled aluminum products were 130.7 million pounds for 1999 and 141.7 million pounds in 2000. These changes in volumes drove revenues upward $1.3 million for the three-month periods and $8.3 million for the six-month periods. The 2.4% increase in shipments for the three-month periods and the 8.4% increase in shipments for the six-month periods ended June 30 were due primarily to the continuing strength of the economy and the Company's pursuit of value-added markets.

        In addition to the impact from changes in volume, increases in market aluminum prices from the mid-fifties in 1999 to the mid-seventies in 2000 provided increases in non-tolling revenues. For the three-month periods the positive impact from market price was $5.8 million and for the six-month periods $4.0 million.

        Cost of revenues decreased from $102.6 million to $94.2 million in the three months ended June 30, 1999 and June 30, 2000, respectively, a decrease of $8.4 million, or 8.2%. Cost of revenues increased from $203.5 million to $211.6 million in the six months ended June 30, 1999 and June 30, 2000, respectively, an increase of $8.1 million, or 4.0%. As a percentage of revenues, cost of revenues declined from 95.5% to 91.3% for the three-month periods and declined from 96.7% to 92.3% for the six-month periods ended June 30. The primary influences on cost of revenues were the cessation of the Glencore tolling agreement, changes in market aluminum prices and increases in power costs.

        Beginning January 1, 2000, the cessation of the Glencore tolling agreement enabled us to utilize our Northwest smelting capacity to provide material for our sales of non-tolled value-added product. This eliminated $18.0 million of costs of revenues related to tolling activities for the three months and the six months ended June 30, 2000. In addition, the cost of materials for approximately 75% of our non-tolled value-added product is now at our internal smelter production cost instead of market aluminum prices, reducing our costs of revenues by $1.4 million for the three months and six months ended June 30, 2000 compared to the same periods in 1999.

        The market price of aluminum increased from $.60 per pound in 1999 to $.68 per pound in 2000 for the three months ended June 30, resulting in an increase in our purchased metal costs of $1.2 million for the comparative periods. For the six month periods ended June 30, the market price of aluminum increased from $.58 per pound in 1999 to $.72 per pound in 2000, resulting in our purchased metal costs increasing for the comparative periods by $10.5 million.

        Market power prices for the current year have been extraordinarily high relative to historical levels and have significantly impacted our power costs even though the majority of our power requirements were not subject to those prices. For the three-month periods ended June 30, power costs increased $5.7 million from $18.1 million in 1999 to $23.8 million in 2000. For the six-month periods ended June 30, they increased $12.2 million from $37.8 million in 1999 to $50.0 million in 2000.

        Gross margin increased from $4.9 million in the three months ended June 30, 1999 to $9.0 million in the three months ended June 30, 2000, an increase of 83.7%. Gross margin increased from $6.9 million in the six months ended June 30, 1999 to $17.6 million in the six months ended June 30, 2000, an increase of 155.1%. As a percentage of revenues, gross margin rose from 4.5% to 8.7% for the three month periods, and rose from 3.3% to 7.7% for the six month periods, ended June 30, 1999 and 2000, respectively. The increase in gross margin resulted primarily from the changes in revenues (discussed above), offset by changes in cost of revenues (discussed above).

        General and administrative expenses decreased slightly from $4.5 million to $4.4 million in the three months ended June 30, 1999 and June 30, 2000, respectively, a decrease of 2.2%. General and administrative expenses decreased from $8.6 million to $8.2 million for the six months ended June 30, 1999 and June 30, 2000, respectively, a decrease of 4.7%. As a percentage of revenues, general and administrative expenses remained relatively constant at 4.2% for the related three-month periods, and decreased slightly from 4.1% to 3.6% for the related six-month periods.

        Interest expense increased from $5.6 million to $5.8 million in the three months ended June 30, 1999 and June 30, 2000, respectively, an increase of 3.6%. Interest expense remained relatively constant at $11.8 million in the six months ended June 30, 1999 and June 30, 2000. During the six months ended June 30, 2000, $0.3 million of interest expense related to the construction of new fixed assets was capitalized.

        Income tax benefit decreased from $0.2 million to an income tax expense of $0.2 million in the three months ended June 30, 1999 and June 30, 2000, respectively. Income tax benefit decreased from $2.1 million to an income tax expense of $1.5 million for the six months ended June 30, 1999 and June 30, 2000, respectively. These changes were due primarily to the decrease in net loss before income taxes in the corresponding periods in 1999 and 2000.

        As a result of the foregoing factors, we reported a net loss of $1.9 million in the three months ended June 30, 2000 versus a net loss of $4.9 million in the three months ended June 30, 1999. For the six months ended June 30, 2000, we reported a net loss of $4.2 million, versus a net loss of $10.9 million for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

        Historically, our cash and capital requirements have been satisfied through cash generated from operating activities and borrowings under our primary credit facilities.

        Our credit facility with Fleet Capital (previously BankBoston) is a $75.0 million senior secured revolving credit facility collateralized by all of the inventory, accounts receivable and other rights to payment of our subsidiaries. Availability under the revolving line of credit is controlled by a borrowing base formula based on eligible receivables and inventory, and there must always be at least $15 million of excess borrowing base available at any given time. Based on this formula, the net availability under the revolving line of credit was $64.4 million at June 30, 2000, and we had $43.1 million outstanding under this credit facility at June 30, 2000. More recently at July 31, 2000, the net availability under the revolving line of credit was approximately $71.7 million and we had $43.1 million outstanding.

        Our liquidity and capital needs relate primarily to payment of principal and interest on borrowings, capital expenditures, including our facilities investment program, and distributions to our sole shareholder to pay income taxes. Subject to reasonable market aluminum prices, we will require approximately $9.9 million in 2000 for our facilities investment program. The first stage of the facilities investment program consisting of an expansion of the Goldendale casthouse and a 34-cell demonstration of new cell line technology should be substantially completed by the end of 2000. Our liquidity and capital needs also relate to working capital and other general corporate requirements, including the incremental working capital needs in connection with the cessation of the Glencore tolling agreement in December 1999. Additionally, the Goldendale preferred stock became redeemable at our discretion after December 31, 1998. We anticipate that the funds necessary to redeem the Goldendale preferred stock would be drawn from our revolving credit facility with Fleet Capital. Furthermore, we are subject to a number of contingencies and uncertainties.

        Our statement of cash flows for the periods indicated are summarized below:


                                                           SIX MONTHS ENDED
                                                                JUNE 30,
                                                         -----------------------
                                                           1999           2000
                                                         --------       --------

Net cash used in operating activities.................   $(19,982)      $ (3,052)
Net cash used in investing activities.................    (14,831)       (15,137)
Net cash provided by (used in) financing activities...       (766)        17,590
Decrease in cash......................................    (35,579)          (599)

        The net cash used in operating activities was $3.1 million for the six months ended June 30, 2000, and was $20.0 million for the six months ended June 30, 1999. Of the net cash used in operating activities during the six months ended June 30, 2000, $8.8 million was attributable to cash provided by our net income, as adjusted for non-cash charges. In addition, changes in working capital used net cash of $11.8 million. The increase in working capital was primarily due to the transition from the Glencore tolling arrangement with related impacts on trade accounts receivable, inventories and trade accounts payable. Of the net cash used in operating activities during the six months ended June 30, 1999, $1.7 million was attributable to cash provided by our net loss, as adjusted for non-cash charges. In addition, changes in working capital used net cash of $18.3 million. The increase in working capital requirements was due to the normalization of credit terms with a primary supplier.

        Net cash used in investing activities was $15.1 million and $14.8 million in the six months ended June 30, 2000 and June 30, 1999, respectively. Cash used in investing activities in the six months ended June 30, 2000 was primarily attributable to capital expenditures of $15.7 million. Cash used in investing activities in the six months ended June 30, 1999 was primarily attributable to capital expenditures of $16.3 million.

        Net cash provided by financing activities was $17.6 million in the six months ended June 30, 2000, compared to net cash used in financing activities of $0.8 million in the six months ended June 30, 1999. Net cash provided by financing activities in the six months ended June 30, 2000 was primarily attributable to net borrowings of $17.8 million under our credit facility.

        We believe cash flow from operations, available borrowings under our revolving credit facility and under our note purchase agreement with Hydro and cash on hand will provide adequate funds for our foreseeable working capital needs, planned capital expenditures and debt service and other obligations through 2001.

        Our ability to fund operations, make planned capital expenditures, such as our facilities investment program, make principal and interest payments on the notes, and remain in compliance with all of the financial covenants under our debt agreements will be dependent on our future operating performance. Our future operating performance is dependent on a number of factors, including aluminum prices and power costs, many of which are beyond our control. These factors include prevailing economic conditions and financial, competitive, regulatory and other factors affecting our business and operations, and may be dependent on the availability of borrowings under our revolving credit facility or other borrowings. We do not assure you our cash flow from operations, together with other sources of liquidity, will be adequate:

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

FORWARD-LOOKING STATEMENTS

        This report contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report (see, for example, "-Overview," "-Results of Operations," and "-Liquidity and Capital Resources"). Such statements can be identified by the use of forward looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans," or "anticipates" or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the following:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We manage interest rate risk through the strategic use of fixed and variable interest rate debt and, to a limited extent, interest rate derivatives. At June 30, 2000, our derivative instrument consisted of an interest rate swap agreement which expires in 2003 and effectively fixes our interest rate at 6.4% on a notional principal amount of $20.0 million on our floating rate long-term debt. The agreement requires quarterly cash settlements for interest rate fluctuation outside of the fixed rate.

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

                         GOLDEN NORTHWEST ALUMINUM, INC.
                         NORTHWEST ALUMINUM COMPANY
                         NORTHWEST ALUMINUM SPECIALTIES, INC.

Date:    August 11, 2000                  By:  /s/ WILLIAM R. REID
                                             -----------------------------------
                                                   William R. Reid
                                                   Chief Financial Officer

                        GOLDENDALE HOLDING COMPANY
                        GOLDENDALE ALUMINUM COMPANY
                        NORTHWEST ALUMINUM TECHNOLOGIES, LLC

Date:    August 11, 2000                  By:  /s/ JESSIE CASSWELL
                                             -----------------------------------
                                                   Jessie Casswell
                                                   Chief Financial Officer

                                  EXHIBIT INDEX


27.1    Financial Data Schedule.