Form 10-Q
period 2000-09-30
GOLDEN NORTHWEST ALUMINUM INC; NORTHWEST ALUMINUM SPECIALTIES INC; NORTHWEST ALUMINUM CO; NORTHWEST ALUMINUM TECHNOLOGIES LLC; GOLDENDALE HOLDING CO; GOLDENDALE ALUMINUM CO
filed 2000-11-14
CIK 1079177, 1079176, 1079178, 1079191, 1079192, 1079194

                                   FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________to ___________

                        Commission file number 333-72245


                         GOLDEN NORTHWEST ALUMINUM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Oregon                                         93-1249606
---------------------------------            ----------------------------------
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

        CLASS                          OUTSTANDING AT NOVEMBER 13, 2000
        -----                          --------------------------------
     Common Stock                                    1,000

This quarterly report on Form 10-Q also constitutes a quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the following subsidiaries of Golden Northwest Aluminum, Inc.:

                                                                 State of      I.R.S. Employer
                                           Commission file     incorporation   Identification
Company                                         number        or organization      Number
-------                                    ---------------    ---------------  --------------
Goldendale Holding Company                   333-72245-04       Delaware         91-1785763
Goldendale Aluminum Company                  333-72245-05       Delaware         91-1380241
Northwest Aluminum Company                   333-72245-02       Oregon           93-0905834
Northwest Aluminum Specialties, Inc.         333-72245-01       Oregon           93-1019176
Northwest Aluminum Technologies, LLC         333-72245-03       Washington       93-1196863

The address of the principal executive offices for each of these entities is 3313 West Second Street, The Dalles, Oregon 97058 and their telephone number is
(541) 296-6161.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                     ASSETS

                                                                                           DECEMBER 31,    SEPTEMBER 30,
                                                                                              1999             2000
                                                                                            ---------        ---------
                                                                                                           (UNAUDITED)
Current assets:
     Cash and cash equivalents ......................................................       $   1,929        $   1,939
     Trade accounts receivable, less allowance for doubtful accounts of $100 ........          54,752           46,436
     Current portion of receivable due from related company .........................           2,639            2,432
     Inventories ....................................................................          65,618           78,778
     Intercompany receivable ........................................................          13,106            1,752
     Prepaid expenses and other .....................................................             666            1,546
     Income taxes refundable ........................................................           3,121            2,947
                                                                                            ---------        ---------
              Total current assets ..................................................         141,831          135,830
                                                                                            ---------        ---------
Property, plant and equipment, net ..................................................         132,961          139,687
Goodwill, net of accumulated amortization of  $14,241 and $17,710 ...................          81,348           75,305
Advances to shareholder .............................................................           2,000            2,000
Receivable due from related company, less current portion ...........................           1,824            1,985
Other assets, net ...................................................................          10,667            8,893
                                                                                            ---------        ---------
                                                                                            $ 370,631        $ 363,700
                                                                                            =========        =========

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
     Current portion of long-term debt ..............................................       $  25,279        $  41,593
     Trade accounts payable .........................................................          45,925           28,467
     Accrued expenses ...............................................................          16,806           20,101
     Deferred income taxes ..........................................................           1,583               --
                                                                                            ---------        ---------
              Total current liabilities .............................................          89,593           90,161
                                                                                            ---------        ---------
Long-term debt, less current portion ................................................         170,000          170,000
Deferred income taxes ...............................................................          13,644           13,686
Deferred compensation notes payable .................................................             662              305
Other long-term liabilities .........................................................           1,825            1,838
Dividends payable ...................................................................          13,163           15,901
                                                                                            ---------        ---------
              Total liabilities .....................................................         288,887          291,891
                                                                                            ---------        ---------
Commitments and contingencies (Notes 5 and 6)

Preferred stock of subsidiary .......................................................          29,663           29,663

Shareholder's equity:
     Common stock; 350,000 shares authorized; 1,000 shares issued and
        outstanding .................................................................              --               --
     Additional paid-in capital .....................................................          63,628           65,504
     Accumulated deficit ............................................................         (11,547)         (23,358)
                                                                                            ---------        ---------
              Total shareholder's equity ............................................          52,081           42,146
                                                                                            ---------        ---------
                                                                                            $ 370,631        $ 363,700
                                                                                            =========        =========

                 The accompanying notes to interim consolidated
                    financial statements are an integral part
                              of these statements.

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                     SEPTEMBER 30,
                                                             --------------------------        ---------------------------
                                                               1999             2000             1999             2000
                                                             ---------        ---------        ---------        ---------
                                                                          (IN THOUSANDS, EXCEPT SHARE DATA)
Revenues .................................................   $ 112,718        $ 101,017        $ 323,065        $ 330,279
Cost of revenues .........................................     105,625           91,277          309,102          302,911
                                                             ---------        ---------        ---------        ---------
Gross margin .............................................       7,093            9,740           13,963           27,368
General and administrative expenses ......................       3,615            6,521           12,234           14,716
                                                             ---------        ---------        ---------        ---------
Operating income .........................................       3,478            3,219            1,729           12,652
                                                             ---------        ---------        ---------        ---------
Other income (expense):
   Interest expense ......................................      (5,054)          (5,561)         (16,836)         (17,390)
   Other income (expense), net ...........................          82              (96)             607             (341)
                                                             ---------        ---------        ---------        ---------
Net other expense ........................................      (4,972)          (5,657)         (16,229)         (17,731)
                                                             ---------        ---------        ---------        ---------
Loss before income taxes .................................      (1,494)          (2,438)         (14,500)          (5,079)
Income tax expense (benefit) .............................         846              580           (1,219)           2,118
                                                             ---------        ---------        ---------        ---------
Net loss .................................................   $  (2,340)       $  (3,018)       $ (13,281)       $  (7,197)
                                                             =========        =========        =========        =========

Net loss .................................................   $  (2,340)       $  (3,018)       $ (13,281)       $  (7,197)
Dividends accrued on preferred stock of subsidiary .......        (911)            (914)          (2,737)          (2,737)
                                                             ---------        ---------        ---------        ---------
Net loss available to common shareholder .................   $  (3,251)       $  (3,932)       $ (16,018)       $  (9,934)
                                                             =========        =========        =========        =========

Earnings (loss) per share - basic and diluted:
   Net loss available to common shareholder ..............   $  (3,251)       $  (3,932)       $ (16,018)       $  (9,934)
                                                             =========        =========        =========        =========
   Net loss per share of common stock ....................   $  (3,251)       $  (3,932)       $ (16,018)       $  (9,934)
                                                             =========        =========        =========        =========

   Weighted average shares of common stock outstanding ...       1,000            1,000            1,000            1,000
                                                             =========        =========        =========        =========



                 The accompanying notes to interim consolidated
                    financial statements are an integral part
                              of these statements.

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                  --------------------------
                                                                                    1999              2000
                                                                                  ---------        ---------
                                                                                         (IN THOUSANDS)
Cash flows from operating activities:
   Net loss ...............................................................       $ (13,281)       $  (7,197)
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
     Depreciation and amortization ........................................          16,271           17,907
     Amortization of financing costs ......................................             784              794
     Provision for bad debts ..............................................              --            2,000
     Loss on disposal of assets ...........................................              11              524
     Deferred income taxes ................................................          (1,220)            (315)
     Change in assets and liabilities:
         Trade accounts receivable ........................................          (3,672)           6,316
         Inventories ......................................................          (5,308)         (13,160)
         Prepaid expenses .................................................              66              468
         Other assets .....................................................          (2,118)             962
         Trade accounts payable ...........................................          (5,250)         (17,458)
         Accrued expenses .................................................              (3)           3,295
         Intercompany receivable ..........................................           4,145           11,354
         Income taxes refundable ..........................................           2,257              174
         Other liabilities ................................................              64               13
                                                                                  ---------        ---------
Net cash provided by (used in) operating activities .......................          (7,254)           5,677
                                                                                  ---------        ---------
Cash flows from investing activities:
   Acquisition of property, plant and equipment ...........................         (26,218)         (21,714)
   Net payments from related company ......................................           1,733               46
   Proceeds from sale of equipment ........................................              25               44
                                                                                  ---------        ---------
Net cash used in investing activities .....................................         (24,460)         (21,624)
                                                                                  ---------        ---------
Cash flows from financing activities:
   Borrowings under revolving credit facilities ...........................          31,733          303,922
   Repayments under revolving credit facilities ...........................         (28,625)        (287,608)
   Principal repayments of term loan facilities ...........................         (17,472)              --
   Intercompany borrowings ................................................          14,364               --
   Deferred finance costs .................................................            (586)              --
   Principal payments on deferred compensation notes ......................            (277)            (357)
                                                                                  ---------        ---------
Net cash provided by (used in) financing activities .......................            (863)          15,957
                                                                                  ---------        ---------
Net increase (decrease) in cash and cash equivalents ......................         (32,577)              10
Cash and cash equivalents, beginning of period ............................          37,633            1,929
                                                                                  ---------        ---------
Cash and cash equivalents, end of period ..................................       $   5,056        $   1,939
                                                                                  =========        =========

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

        Operating results for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2. OPERATIONS AND PRINCIPLES OF CONSOLIDATION

        The operations of Golden Northwest Aluminum, Inc. (the "Company") consist primarily of the smelting conversion of alumina to aluminum, processing of aluminum into primary products, and the sale of those products within one business segment. The Company's operating subsidiaries' smelting operations were under tolling agreements with aluminum suppliers through December 1999. In December 1999, Northwest Aluminum Company chose not to continue its tolling arrangement and allowed it to expire. The Company's operations are located in the Pacific Northwest on the Columbia River.

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

        The Company, Goldendale and Technologies report on a calendar year basis; Northwest reports on a September 30 fiscal year basis. Included in current assets at December 31, 1999 is $13,106 and at

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES AND PER SHARE AMOUNTS)

September 30, 2000 is $1,752, representing the portion of intercompany advances which do not eliminate due to the differing year-ends. All other significant intercompany accounts and transactions have been eliminated.

3. EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138 ("SFAS No. 138"), Accounting for Certain Derivative Instruments and Certain Hedging Activities. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 and No. 138 are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently analyzing the financial impact (if any) that the adoption of SFAS No. 133 and No. 138 will have on its consolidated financial statements.

4. INVENTORIES

        Inventories consist of the following:

                                                          DECEMBER 31,   SEPTEMBER 30,
                                                             1999             2000
                                                          -----------     ------------
Aluminum and tolling in process....................        $42,880          $49,954
Supplies and alloys ...............................         13,619           13,824
Carbon plant materials ............................          5,414            4,200
Alumina ...........................................          3,705           10,800
                                                           -------          -------
                                                           $65,618          $78,778
                                                           =======          =======

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES AND PER SHARE AMOUNTS)

5. LONG-TERM DEBT

        Long-term debt consists of the following:

                                           DECEMBER 31,    SEPTEMBER 30,
                                              1999             2000
                                           -----------     ------------
First mortgage notes ..............         $150,000         $150,000
Subordinated credit agreement .....           20,000           20,000
Revolving credit facility .........           25,279           41,593
                                            --------         --------
Long-term debt ....................          195,279          211,593
Less current portion ..............           25,279           41,593
                                            --------         --------
Long-term debt less current portion         $170,000         $170,000
                                            ========         ========

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

        In December 1998, the Company entered into a $75 million bank revolving credit facility, which matures on December 20, 2003, and is collateralized by inventory, accounts receivable and related intangibles, including a security interest in the Company's tolling agreement. As specified in the credit agreement, borrowings under the credit facility bear interest at a floating base rate plus from 0.50% to 1.00% (10.5% at September 30, 2000) or the LIBOR rate plus from 2.00% to 2.50% (9.12% at September 30, 2000). The additional margin is dependent upon the ratio of consolidated earnings before interest, income taxes, depreciation and amortization to consolidated interest expense. The credit facility provides

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES AND PER SHARE AMOUNTS)

for the payment of a commitment fee of 0.50% per annum based on the unused portion of the credit facility. The credit agreement contains restrictive covenants, including a minimum net worth requirement, a minimum excess availability requirement and limitations on capital expenditures, dividends, additional indebtedness, mergers and other business combinations, asset sales, encumbrances, investments and transactions with affiliates. The Company was in compliance with these covenants at September 30, 2000.

        Also in December 1998, the Company entered into a subordinated credit agreement with Norsk Hydro USA, Inc. pursuant to which $20 million was borrowed. The debt bears interest at LIBOR plus 2.00% (8.32% at September 30, 2000) and is due in December 2005. The debt is secured by a second lien and a pledge on the collateral securing the first mortgage notes and is guaranteed by the Company's subsidiaries. Except for the collateral security, the guarantees by the Company's subsidiaries are subordinate to the indebtedness under the bank revolving credit facility. The credit agreement provides for additional borrowings of $10 million on or prior to December 31, 2001.

        On January 25, 1999, the Company terminated at no cost its then existing interest rate swap agreements and entered into a new swap agreement that expires in 2003. The fixed interest rate paid on the new swap is 6.4% and covers $20 million of notional principal amount of floating rate (LIBOR) indebtedness of the Company. Although the Company is exposed to credit loss on the interest rate swap in the event of nonperformance by the counterparties, the Company estimates the likelihood of such nonperformance to be remote. At December 31, 1999 the fair value of the interest rate swap was approximately $1,029, and at September 30, 2000 the fair value of the contract was approximately $35. These amounts reflect the estimated amount that the Company would pay to terminate the contract.

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

        At September 30, 2000, the Company had a liability of approximately $1,887 ($1,825 at December 31, 1999) for estimated environmental remediation activities at Goldendale's facility. The Company's estimate of this liability is based on a remediation study conducted by independent engineering consultants. The total cost of remediation was estimated at $2,500; however, under a court decree the Company is only responsible for approximately one-half of the total. The remaining cost is the responsibility of prior owners. No accrual has been provided for the Northwest facility as the Company is unaware of any current condition which would give rise to remedial action.

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES AND PER SHARE AMOUNTS)

        The Company has entered into various agreements for the purchase of power, alumina and aluminum. The Company's agreements (included in the commitment schedule) with the Bonneville Power Administration ("BPA") expire October 2001. Subsequent to September 30, 2000, the Company entered into an agreement with BPA to provide power through September 30, 2006. The Company is renegotiating its alumina supply and tolling agreements. Future estimated minimum payments under these noncancelable agreements are as follows:

YEAR ENDING DECEMBER 31,                                 AMOUNT
------------------------                                --------
2000 .................................................  $ 83,990
2001 .................................................    90,209
2002 .................................................    31,429
2003 .................................................    31,429
2004 .................................................    31,429
2005 .................................................     7,857
                                                        --------
                                                        $276,343
                                                        ========

7. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

        Supplemental disclosures of cash flow information are as follows:

                                                                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                -----------------------
                                                                 1999             2000
                                                                -------         -------
Cash paid during the period for:
  Interest ............................................         $11,967         $11,992
  Income taxes ........................................              --           1,669
Non-cash investing and financing activities:
  Dividends accrued on preferred stock ................           2,737           2,737
   Acquisition contingency accrual:
    Goodwill ..........................................              --           2,574
    Deferred income taxes .............................              --           2,574


8. SUBSEQUENT EVENTS

        Beginning in late September 2000, the Company reduced smelter production levels to 60% of capacity as a result of significant increases in the spot market price of power. At reduced production levels, the Company will be able to reshape or sell power contractually available under its existing power contracts with the Bonneville Power Administration to minimize the effect of high market power prices. In connection with this partial curtailment, the Company will reduce its workforce and provide a severance package to employees that are either voluntarily or involuntarily terminated. Costs related to the curtailment and related workforce reduction will be accrued during the fourth quarter of 2000.

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES AND PER SHARE AMOUNTS)

9. NORTHWEST ALUMINUM COMPANY AND NORTHWEST ALUMINUM SPECIALTIES, INC. AND GOLDENDALE HOLDING COMPANY AND SUBSIDIARY

        Financial statements and financial statement schedules for Northwest and Goldendale have been omitted because the 12% first mortgage notes issued by the Company and its subsidiaries and registered under the Securities Act of 1933, of which the subsidiaries are guarantors (thus subjecting them to the reporting requirements under Section 13 or 15(d) of the Securities Exchange Act of 1934) are fully and unconditionally guaranteed by the subsidiaries. Financial information relating to these companies is presented herein in accordance with Staff Accounting Bulletin 53 as an addition to the footnotes to the financial statements of Golden Northwest Aluminum, Inc. Summarized unaudited financial information is as follows:

        Northwest Aluminum Company and Northwest Aluminum Specialties, Inc.

                                                                      NINE MONTHS ENDED
                                                                           JUNE 30,
                                                                ----------------------------
                                                                  1999               2000
                                                                ---------          ---------
CONDENSED STATEMENT OF OPERATIONS:
   Revenues:
     Customers ........................................         $ 201,493          $ 182,368
     Parent and related companies .....................               330                 62
                                                                ---------          ---------
                                                                  201,823            182,430
     Cost of revenues .................................           194,764            172,322
     General and administrative expenses ..............             4,229              6,742
                                                                ---------          ---------
     Operating income .................................             2,830              3,346
     Net other expense ................................            (6,923)            (9,653)
                                                                ---------          ---------
     Net loss .........................................         $  (4,093)         $  (6,287)
                                                                =========          =========

CONDENSED BALANCE SHEET:
     Current assets ...................................         $  78,512          $  92,165
     Non-current assets ...............................            42,127             44,625
                                                                ---------          ---------
       Total assets ...................................         $ 120,639          $ 136,790
                                                                =========          =========

     Current liabilities ..............................         $  41,460          $  69,943
     Non-current liabilities ..........................            66,856             66,872
     Shareholder's equity .............................            12,323                (25)
                                                                ---------          ---------
       Total liabilities and shareholder's equity .....         $ 120,639          $ 136,790
                                                                =========          =========

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES AND PER SHARE AMOUNTS)


        Goldendale Holding Company and Subsidiary

                                                                     NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                ----------------------------
                                                                  1999               2000
                                                                ---------          ---------
CONDENSED STATEMENT OF OPERATIONS:
 Revenues:
  Customers ...........................................         $ 121,572          $ 147,911
  Parent and related companies ........................               214                861
                                                                ---------          ---------
                                                                  121,786            148,772
  Cost of revenues ....................................           115,527            131,512
  General and administrative expenses .................             7,791              7,702
                                                                ---------          ---------
  Operating income (loss) .............................            (1,532)             9,558
  Net other expense ...................................            (5,289)            (6,975)
  Income tax expense (benefit) ........................            (1,219)             2,118
                                                                ---------          ---------
  Net income (loss) ...................................         $  (5,602)         $     465
                                                                =========          =========

CONDENSED BALANCE SHEET:
  Current assets ......................................         $  44,773          $  43,821
  Non-current assets ..................................           181,298            177,273
                                                                ---------          ---------
     Total assets .....................................         $ 226,071          $ 221,094
                                                                =========          =========

  Current liabilities .................................         $  39,476          $  34,195
  Non-current liabilities .............................           132,614            139,721
  Stockholder's equity ................................            53,981             47,178
                                                                ---------          ---------
     Total liabilities and stockholder's equity .......         $ 226,071          $ 221,094
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

                                      Price Per
Year Ended December 31,                 Pound
-----------------------                --------
1995 ................................  $   0.83
1996 ................................  $   0.70
1997 ................................  $   0.74
1998 ................................  $   0.63
1999 ................................  $   0.63

The timing and magnitude of any increase or decrease in aluminum prices is uncertain. As of September 30, 2000, the three-month LME price per pound of aluminum was $.72, and more recently at October 31, 2000, LME prices have fluctuated around $.67 per pound. Accordingly, we believe our cash flow and earnings in the near term will be somewhat higher than amounts reported for comparable prior periods.

        Our cash flow and earnings are highly sensitive to aluminum prices because production costs are largely fixed. At low market aluminum prices, we are able to reduce some variable costs, but most of the production costs of primary aluminum are constant in the short term (alumina, labor, carbon, power), and therefore declines in market prices will cause declines in earnings. Conversely, increased market aluminum prices will cause increases in earnings. For these reasons we strive to maximize plant utilization, which reduces the average cost per pound of aluminum.

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

        Northwest chose not to renew its tolling agreement with Glencore after December 1999, and instead use its smelter production to source the majority of its material needs in its value-added business. The effect of this non-renewal is the elimination of revenue and gross margin Northwest derived from tolling aluminum for Glencore. This is more than offset by an increase in gross margin from the sale of non-tolled products, because the underlying cost for primary aluminum is Northwest's own production cost rather than the market price.

RECENT DEVELOPMENTS

        Power prices in the Pacific Northwest are extremely high compared to historic levels in the region and have greatly increased the operating costs of the aluminum industry. In the past 5 months, 3 of the 10 aluminum smelters in the region have shut down and 4 more have announced partial shut downs as a result of these prices. Our existing power contracts with the Bonneville Power Administration ("BPA") will require us to purchase power on the spot market in the spring of 2001. After September 30, 2001, our power contracts with BPA and other public utility districts are structured so that, through September 30, 2006, we will be required to purchase approximately 50% of our power requirements from sources other than BPA. As a result of the extremely high forward price of power on the spot market, over the course of the last three months we have shut down one smelter line at each of our facilities, reducing our overall smelter production level to 60% of capacity. We are able to reshape our procurements of power from BPA, moving purchases of excess BPA power resulting from the curtailment to periods in which we would otherwise be required to procure power from other sources. We are also able to resell the excess power provided to us by BPA at a profit on the spot market and purchase blocks of spot market power to cover our needs during periods that are not currently covered by our existing power contracts.

        The production curtailment will continue until we believe the combination of power prices and aluminum prices will enable us to produce profitably. We have entered into agreements with the local public utility districts ("PUDs") that serve the areas where our facilities are located, under which the PUDs will supply up to 10 megawatts per year to each smelter at rates based on BPA's rate for power sold to them. We also have entered into a Memorandum of Understanding with National Energy Systems Company and BPA to develop a gas-fired combined cycle combustion turbine power generation facility. We expect this facility to be complete sometime in 2002. The new facility may have the effect of lowering the price we pay for power.

        We are renegotiating our arrangements with suppliers and customers in connection with the curtailment of our operations. We are negotiating an amendment to our tolling agreement with Hydro to reduce the volume of alumina and aluminum covered by the contract. We are also negotiating an amendment of our alumina supply contract with Glencore to allow us to purchase the required quantity of alumina over a longer period. We expect to reduce our usage of other raw materials, such as carbon and bath, in proportion to our reduced production of primary aluminum. We are also negotiating with the United Steel Workers of America, the union representing a majority of our employees, to provide severance packages to employees who are terminated as a result of the curtailment. Finally, we have been reorganizing our management structure, which we believe will further reduce costs.

        As a result of the curtailment, we expect our variable costs, such as the cost of power, to decrease. Because many of our costs are fixed, however, our cost per unit of aluminum produced will increase. The curtailment will not impact our value-added operations to the same extent as primary production. We expect to increase value-added production at our Goldendale facility due to the increased capacity of the casthouse there. As a result of selling excess power, we expect our earnings before interest and taxes and our cash from operations to increase in fiscal 2001. We do not assure you, however, that we will be able to realize any increase in earnings before interest and taxes or cash from operations.

RESULTS OF OPERATIONS

        The following table sets forth the combined statement of income data as a percentage of revenues for the three-month and the nine-month periods ended September 30, 1999 and 2000.


                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                            ---------------------           ---------------------
                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                            ---------------------           ---------------------
                                             1999            2000            1999            2000
                                            -----           -----           -----           -----
Revenues ..........................         100.0%          100.0%          100.0%          100.0%
Cost of revenues ..................          93.7%           90.4%           95.7%           91.7%
                                            -----           -----           -----           -----
Gross margin ......................           6.3%            9.6%            4.3%            8.3%
General and administrative expenses           3.2%            6.4%            3.8%            4.5%
                                            -----           -----           -----           -----
Operating income ..................           3.1%            3.2%            0.5%            3.8%
Interest expense ..................          (4.5)%          (5.5)%          (5.2)%          (5.3)%
Other income (expense), net .......           0.1%           (0.1)%           0.2%           (0.1)%
                                            -----           -----           -----           -----
Net other expenses ................          (4.4)%          (5.6)%          (5.0)%          (5.4)%
                                            -----           -----           -----           -----
Loss before income taxes ..........          (1.3)%          (2.4)%          (4.5)%          (1.6)%
Income tax expense (benefit) ......           0.8%            0.6%           (0.4)%           0.6%
                                            -----           -----           -----           -----
Net loss ..........................          (2.1)%          (3.0)%          (4.1)%          (2.2)%
                                            =====           =====           =====           =====


THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000

        Total revenues decreased from $112.7 million to $101.0 million in the three months ended September 30, 1999 and September 30, 2000, respectively, a decrease of $11.7 million, or 10.4%. Total revenues increased from $323.1 million to $330.3 million in the nine months ended September 30, 1999 and September 30, 2000, respectively, an increase of $7.2 million, or 2.2%. Revenues were primarily influenced by the cessation of the Glencore tolling agreement, by changes in the market price of aluminum and by production and shipped volumes.

        The cessation of the Glencore tolling agreement eliminated approximately
0.5 million pounds per day of production billable under tolling arrangements beginning January 1, 2000. Because of Northwest's September 30 year-end, the impact on the Company's consolidated financial statements was reported beginning April 1, 2000. For the three months ended September 30 tolling revenues decreased $17.6 million from 1999 to 2000 and for the nine months ended September 30 tolling revenues decreased $35.0 million from 1999 to 2000 due to the cessation of this agreement. Tolling revenues continued to be earned under the Company's Hydro tolling contract and were $44.1 million and $47.1 million for the three-month periods, and $121.6 million and $147.9 million for the nine-month periods, ended September 30, 1999 and September 30, 2000, respectively. Total revenues from tolling agreements decreased from $61.7 million to $47.1 million in the three months ended September 30, 1999 and September 30, 2000, respectively, a decrease of $14.6 million, or 23.7%. Tolling revenues decreased from $177.3 million to $168.6 million for the nine months ended September 30, 1999 and September 30, 2000, respectively, a decrease of $8.7 million, or 4.9%.

        Volumes produced under tolling contracts decreased from 133.5 million pounds to 85.6 million for the three months ended September 30, 1999 and September 30, 2000, respectively, and decreased from 393.4 million pounds to
308.6 million pounds for the nine months ended September 30, 1999 and September 30, 2000, respectively. Other than the decrease due to the non-renewal of the Glencore tolling agreement, the changes in production level under tolling arrangements were due primarily to the cyclical nature of our cell relining activity. Volume changes, excluding the impact of the cessation of the Glencore tolling agreement, caused revenues from tolling to decrease by $1.3 million for the three months ended September 30, 2000 over the same period ended September 30, 1999 and caused revenues from tolling to increase by $4.0 million for the nine months ended September 30, 2000 over the same period ended September 30, 1999.

        Offsetting the impact of volume changes, increases in average effective LME aluminum prices from $.68 per pound to $.75 per pound for the three months ended September 30, 1999 and September 30, 2000, respectively, pushed revenues from tolling contracts upward by $4.3 million. The average effective LME aluminum prices for the nine months ended September 30, 1999 and September 30, 2000 were $.63 per pound and $.76 per pound, respectively, causing a $38.1 million increase in revenues from tolling contracts.

        Sales of non-tolled products increased from $51.0 million to $53.9 million in the three months ended September 30, 1999 and September 30, 2000, respectively, and increased from $145.8 million to $161.7 million for the nine months ended September 30, 1999 and September 30, 2000, respectively. The primary factors affecting revenues from sales of non-tolled products were the rise in market prices of aluminum and changes in volumes shipped.

        Shipments of non-tolled aluminum products were 67.7 million pounds and
67.2 million pounds in the three months ended September 30, 1999 and September 30, 2000, respectively. For the nine-month periods ended September 30, shipments of non-tolled aluminum products increased from 197.0 million pounds for 1999 to
205.5 million pounds in 2000. These changes in volumes decreased revenues $0.4 million for the three-month periods and increased revenues $6.7 million for the nine-month periods. The 4.3% increase in shipments for the nine-month periods ended September 30 was due primarily to the continuing strength of the economy and the Company's pursuit of value added markets.

        In addition to the impact from changes in volume, an increase in average selling price of $.05 per pound because of the overall rise in the market price of aluminum provided increases in non-tolling revenues. For the three-month periods the positive impact from price was $3.3 million and for the nine-month periods the positive impact was $9.2 million.

        Cost of revenues decreased from $105.6 million to $91.3 million in the three months ended September 30, 1999 and September 30, 2000, respectively, a decrease of $14.3 million, or 13.6%. Cost of revenues decreased from $309.1 million to $302.9 million in the nine months ended September 30, 1999 and September 30, 2000, respectively, a decrease of $6.2 million, or 2.0%. As a percentage of revenues, cost of revenues declined from 93.7% to 90.4% for the three-month periods and declined from 95.7% to 91.7% for the nine-month periods ended September 30. The primary influences on cost of revenues were the cessation of the Glencore tolling agreement, changes in market aluminum prices and increases in power costs.

        Beginning January 1, 2000, the cessation of the Glencore tolling agreement enabled us to utilize our Northwest smelting capacity to provide material for our sales of non-tolled value-added product. This eliminated $18.2 million of cost of revenues related to tolling activities for the three months ended September 30, 2000 and eliminated $36.2 million of cost of revenues related to tolling for the nine months ended September 30, 2000. In addition, the cost of materials for approximately 75% of our non-tolled value-added product is now at our internal smelter production cost instead of market aluminum prices, reducing our costs of revenues by $6.8 million for the three months and $13.6 million for the nine-months ended September 30, 2000 compared to the same periods in 1999.

        The increased market price of aluminum from 1999 to 2000 resulted in an increase in our purchased metal costs of $1.1 million for the comparative three month periods ended September 30. For the nine month periods ended September 30, the increased market price of aluminum resulted in our purchased metal costs increasing for the comparative periods by $5.9 million.

        For the three-month periods ended September 30, power costs increased $0.4 million from $19.8 million in 1999 to $20.2 million in 2000. For the nine-month periods ended September 30, they increased $9.7 million from $61.1 million in 1999 to $70.8 million in 2000. The increases resulted from increases in the market price of power.

        Gross margin increased from $7.1 million in the three months ended September 30, 1999 to $9.7 million in the three months ended September 30, 2000, an increase of 36.6%. Gross margin increased from $14.0 million in the nine months ended September 30, 1999 to $27.4 million in the nine months ended September 30, 2000, an increase of 95.7%. As a percentage of revenues, gross margin rose from 6.3% to 9.6% for the three month periods, and rose from 4.3% to 8.3% for the nine month periods, ended September 30, 1999 and 2000, respectively. The increase in gross margin resulted primarily from the changes in revenues and cost of revenues (discussed above).

        General and administrative expenses increased from $3.6 million to $6.5 million in the three months ended September 30, 1999 and September 30, 2000, respectively, an increase of 80.4%. General and administrative expenses increased from $12.2 million to $14.7 million for the nine months ended September 30, 1999 and September 30, 2000, respectively, an increase of 20.5%. As a percentage of revenues, general and administrative expenses increased from 3.2% to 6.4% for the related three-month periods, and increased from 3.8% to 4.5% for the related nine-month periods. The increases resulted primarily from the recognition of a $2.0 million provision for the possible non-collection of an account receivable.

        Interest expense increased from $5.1 million to $5.6 million in the three months ended September 30, 1999 and September 30, 2000, respectively. Interest expense increased from $16.8 million to $17.4 million in the nine months ended September 30, 1999 and September 30, 2000, respectively. The increase from 1999 to 2000 is due to increased borrowings under the revolving credit facility.

        Income tax expense was $0.9 million and $0.6 million in the three months ended September 30, 1999 and September 30, 2000, respectively. Income tax benefit decreased from $1.2 million to an income tax expense of $2.1 million for the nine months ended September 30, 1999 and September 30, 2000, respectively. These changes were due primarily to changes in taxable income or loss in the corresponding periods in 1999 and 2000.

        As a result of the foregoing factors, we reported a net loss of $3.0 million in the three months ended September 30, 2000 versus a net loss of $2.3 million in the three months ended September 30, 1999. For the nine months ended September 30, 2000, we reported a net loss of $7.2 million, versus a net loss of $13.3 million for the nine months ended September 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

        Historically, our cash and capital requirements have been satisfied through cash generated from operating activities and borrowings under our primary credit facilities.

        Our credit facility with Fleet Capital (previously BankBoston) is a $75.0 million senior secured revolving credit facility collateralized by all of the inventory, accounts receivable and other rights to payment of our subsidiaries. Availability under the revolving line of credit is controlled by a borrowing base formula based on eligible receivables and inventory, and there must always be at least $15 million excess borrowing base available at any given time. Based on this formula, the net availability under the revolving line of credit was $67.7 million at September 30, 2000, and we had $41.6 million outstanding under this credit facility at September 30, 2000. More recently at October 31, 2000, the net availability under the revolving line of credit was $70.4 million and we had $45.6 million outstanding.

        Our liquidity and capital needs relate primarily to payment of principal and interest on borrowings, capital expenditures, including our facilities investment program, and distributions to our sole shareholder to pay income taxes. Subject to reasonable market aluminum prices, we will require approximately $9.9 million in 2000 for our facilities investment program. The first stage of the facilities investment program consisting of an expansion of the Goldendale casthouse and a 34-cell demonstration of new cell line technology should be substantially completed by the end of 2000. Our liquidity and capital needs also relate to working capital and other general corporate requirements, including the incremental working capital needs in connection with the cessation of the Glencore tolling agreement in December 1999. Additionally, the Goldendale preferred stock became redeemable at our discretion after December 31, 1998. We anticipate that the funds necessary to redeem the Goldendale preferred stock would be drawn from our revolving credit facility with Fleet. Furthermore, we are subject to a number of contingencies and uncertainties.

        Our statement of cash flows for the periods indicated are summarized below:

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                            --------------------------
                                                              1999              2000
                                                            --------          --------
Net cash provided by (used in) operating activities         $ (7,254)         $  5,677
Net cash used in investing activities                        (24,460)          (21,624)
Net cash provided by (used in) financing activities             (863)           15,957
Increase (decrease) in cash                                  (32,577)               10

        The net cash provided by operating activities was $5.7 million for the nine months ended September 30, 2000, and the net cash used in operating activities was $7.3 million for the nine months ended September 30, 1999. Of the net cash provided by operating activities during the nine months ended September 30, 2000, $11.7 million was attributable to cash provided by our net income, as adjusted for non-cash charges. In addition, changes in working capital used net cash of $6.0 million. The increase in working capital was primarily due to the transition from the Glencore tolling arrangement with related impacts on trade accounts receivable, inventories and trade accounts payable. Of the net cash used in operating activities during the nine months ended September 30, 1999, $2.6 million was attributable to cash provided by our net loss, as adjusted for non-cash charges. In addition, changes in working capital used net cash of $9.9 million. The increase in working capital requirements was due to the normalization of credit terms with a primary supplier.

        Net cash used in investing activities was $21.6 million and $24.5 million in the nine months ended September 30, 2000 and September 30, 1999, respectively. Cash used in investing activities in the nine months ended September 30, 2000 was primarily attributable to capital expenditures of $21.7 million. Cash used in investing activities in the nine months ended September 30, 1999 was primarily attributable to capital expenditures of $26.2 million.

        Net cash provided by financing activities was $16.0 million in the nine months ended September 30, 2000, compared to net cash used in financing activities of $0.9 million in the nine months ended September 30, 1999. Net cash provided by financing activities in the nine months ended September 30, 2000 was primarily attributable to net borrowings of $16.3 million under our revolving credit facility.

        We believe cash flow from curtailed operations and the sale of the resulting excess electrical power, available borrowings under our revolving credit facility and under our note purchase agreement with Hydro and cash on hand will provide adequate funds for our foreseeable working capital needs, planned capital expenditures and debt service and other obligations through 2001.

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

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138 ("SFAS No. 138"), Accounting for Certain Derivative Instruments and Certain Hedging Activities. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 and No. 138 are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We are currently analyzing the financial impact, if any, that the adoption of SFAS No. 133 and No. 138 will have on our consolidated financial statements.

FORWARD-LOOKING STATEMENTS

        This report contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report (see, for example, "-Overview," "-Recent Developments," "-Results of Operations," and "-Liquidity and Capital Resources"). Such statements can be identified by the use of forward looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans," or "anticipates" or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the following:

-   fluctuations in the price of primary aluminum;

-   fluctuations in the cost of electricity;

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



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We manage interest rate risk through the strategic use of fixed and variable interest rate debt and, to a limited extent, interest rate derivatives. At September 30, 2000, our derivative instrument consisted of an interest rate swap agreement which expires in 2003 and effectively fixes our interest rate at 6.4% on a notional principal amount of $20.0 million on our floating rate long-term debt. The agreement requires quarterly cash settlements for interest rate fluctuation outside of the fixed rate.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits

                10.1 Amendment No. 3 to Power Sale Agreement, dated September 28, 1995, between the United States of America Department of Energy acting by and through the Bonneville Power Administration and Northwest.

                10.2 Amendment No. 4 to Power Sale Agreement, dated September 18, 1995, between the United States of America Department of Energy acting by and through the Bonneville Power Administration and Goldendale.

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

                                 GOLDEN NORTHWEST ALUMINUM, INC.
                                 NORTHWEST ALUMINUM COMPANY
                                 NORTHWEST ALUMINUM SPECIALTIES, INC.

Date:    November 13, 2000       By:  /s/ WILLIAM R. REID
                                      --------------------------
                                      William R. Reid
                                      Chief Financial Officer

                                 GOLDENDALE HOLDING COMPANY
                                 GOLDENDALE ALUMINUM COMPANY
                                 NORTHWEST ALUMINUM TECHNOLOGIES, LLC

Date:    November 13, 2000       By:  /s/ JESSIE CASSWELL
                                      --------------------------
                                      Jessie Casswell
                                      Chief Financial Officer

                                  EXHIBIT INDEX

   10.1 Amendment No. 3 to Power Sale Agreement, dated September 28, 1995, between the United States of America Department of Energy acting by and through the Bonneville Power Administration and Northwest.

   10.2 Amendment No. 4 to Power Sale Agreement, dated September 18, 1995, between the United States of America Department of Energy acting by and through the Bonneville Power Administration and Goldendale.

   27.1        Financial Data Schedule.