Form 10-Q/A
period 2000-09-30
GOLDEN NORTHWEST ALUMINUM INC; NORTHWEST ALUMINUM SPECIALTIES INC; NORTHWEST ALUMINUM CO; NORTHWEST ALUMINUM TECHNOLOGIES LLC; GOLDENDALE HOLDING CO; GOLDENDALE ALUMINUM CO
filed 2000-11-17
CIK 1079177, 1079176, 1079178, 1079191, 1079192, 1079194

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from _________to ___________

                        Commission file number 333-72245

                         GOLDEN NORTHWEST ALUMINUM, INC.

             (Exact name of registrant as specified in its charter)

                Oregon                                     93-1249606
--------------------------------------------------------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

                             3313 West Second Street
                            The Dalles, Oregon 97058
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (541) 296-6161
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

This quarterly report on Form 10-Q/A also constitutes a quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the following subsidiaries of Golden Northwest Aluminum, Inc.:

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

        Part I, Item 2 of the Quarterly Report of Golden Northwest Aluminum, Inc. and its subsidiaries on Form 10-Q for the quarterly period ended September 30, 2000 is hereby amended to read as follows:

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

                                                       Price Per
                Year Ended December 31,                  Pound
                ----------------------                   ------
                   1995.............................     $ 0.83
                   1996.............................     $ 0.70
                   1997.............................     $ 0.74
                   1998.............................     $ 0.63
                   1999.............................     $ 0.63

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

RECENT DEVELOPMENTS

        Power prices in the Pacific Northwest are extremely high compared to historic levels in the region and have greatly increased the operating costs of the aluminum industry. In the past 5 months, 3 of the 10 aluminum smelters in the region have shut down and 4 more have announced partial shut downs as a result of these prices. Our existing power contracts with the Bonneville Power Administration ("BPA") will require us to purchase power on the spot market in the spring of 2001. As a result of the extremely high forward price of power on the spot market, over the course of the last three months we have shut down one smelter line at each of our facilities, reducing our overall smelter production level to 60% of capacity. Until the power sale agreements under which we currently purchase power from BPA expire on September 30, 2001, we are able to reshape our procurements of power from BPA, moving purchases of excess BPA power resulting from the curtailment to periods in which we would otherwise be required to procure power from other sources. We are also able to resell the excess power provided to us by BPA under these contracts at a profit on the spot market and purchase blocks of spot market power to cover our needs during periods that are not currently covered by the contracts.

        In October 2000, we entered into a new power sale agreement with BPA that will be effective from October 1, 2001 through September 30, 2006. The contract will allow us to direct available power to either or both of our operating facilities. Approximately 50% of our power requirements will be met through the contract and the balance will need to be obtained from sources other than BPA. Last summer, BPA completed a rate proceeding to determine the base rate under this new power contract. On November 8, 2000, BPA proposed that the new contract would also contain an expanded "Cost Recovery Adjustment Clause" that could significantly increase fixed base rates and, under certain BPA financial conditions, impose an additional rate increase for some period. Power costs under the adjustment clause will be determined in another BPA rate proceeding and reviewed by the Federal Energy Regulatory Commission ("FERC"). While the outcome of these proceedings is uncertain, we expect the resulting power costs to be significantly higher than under our current power sale agreements with BPA. Because the rate for BPA power will not be determinable until the conclusion of the rate case, we have a unilateral right to terminate the contract within a specified period after FERC approves the new rates. We anticipate FERC approval in April or May 2001. Under the new contract, we will not be able to shape or resell for a profit our procurements of power. In addition, the BPA Administrator may have broad discretion to temporarily or permanently limit or terminate our purchases of power in circumstances in which the Administrator determines that we are not in compliance with all applicable federal, state and local laws and regulations.

        The production curtailment will continue until we believe the combination of power prices and aluminum prices will enable us to produce profitably. We have entered into agreements with the local public utility districts ("PUDs") that serve the areas where our facilities are located, under which the PUDs will supply up to 10 megawatts per year to each smelter at rates based on BPA's rate for power sold to them. We also have entered into a Memorandum of Understanding with National Energy Systems Company and BPA to develop a gas-fired combined cycle combustion turbine power generation facility. If definitive agreements ultimately are finalized and we are able to obtain financing for the facility, the facility could be completed sometime in 2002. The new facility may have the effect of increasing our supply of power and lowering the price we pay for it. We do not assure you that the facility will be completed or that financing will be available on commercially reasonable terms or at all.

        We are renegotiating our arrangements with suppliers and customers in connection with the curtailment of our operations. We are negotiating an amendment to our tolling agreement with Hydro to reduce the volume of alumina and aluminum covered by the contract. We have negotiated an amendment of our alumina supply contract with Glencore to allow us to purchase the required quantity of alumina over a longer period. We expect to reduce our usage of other raw materials, such as carbon and bath, in proportion to our reduced production of primary aluminum. We have also negotiated with the United Steel Workers of America, the union representing a majority of our employees, to provide severance packages to employees who are terminated as a result of the curtailment. Finally, we have been reorganizing our management structure, which we believe will further reduce costs.

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

                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                            SEPTEMBER 30,                SEPTEMBER 30,
                                      -------------------------    --------------------------
                                          1999         2000            1999          2000
                                      -------------------------    --------------------------
Revenues                                  100.0%        100.0%         100.0%         100.0%
Cost of revenues                           93.7%         90.4%          95.7%          91.7%
                                        -------       -------      ---------       --------
Gross margin                                6.3%          9.6%           4.3%           8.3%
General and administrative expenses         3.2%          6.4%           3.8%           4.5%
                                        -------       -------      ---------       --------
Operating income                            3.1%          3.2%           0.5%           3.8%
Interest expense                           (4.5)%        (5.5)%         (5.2)%         (5.3)%
Other income (expense), net                 0.1%         (0.1)%          0.2%          (0.1)%
                                        -------       -------      ---------       --------
Net other expenses                         (4.4)%        (5.6)%         (5.0)%         (5.4)%
                                        -------       -------      ---------       --------
Loss before income taxes                   (1.3)%        (2.4)%         (4.5)%         (1.6)%
Income tax expense (benefit)                0.8%          0.6%          (0.4)%          0.6%
                                        -------       -------      ---------       --------
Net loss                                   (2.1)%        (3.0)%         (4.1)%         (2.2)%
                                        =======       =======      =========       ========


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

        Our statement of cash flows for the periods indicated are summarized below:

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                      -----------------------
                                                         1999         2000
                                                      ----------   ----------
Net cash provided by used in) operating               $  (7,254)   $   5,677
  activities
Net cash used in investing activities                   (24,460)     (21,624)
Net cash provided by (used in) financing                   (863)      15,957
  activities
Increase (decrease) in cash                             (32,577)          10

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

        Our ability to fund operations, make planned capital expenditures, such as our facilities investment program, make principal and interest payments on the notes, and remain in compliance with all of the financial covenants under our debt agreements will be dependent on our future operating performance. Our future operating performance is dependent on a number of factors, including aluminum prices and power costs, many of which are beyond our control. These factors include prevailing economic conditions and financial, competitive, regulatory and other factors affecting our business and operations, and may be dependent on the availability of borrowings under our revolving credit facility or other borrowings. We do not assure you our cash flow from operations, together with other sources of liquidity, will be adequate:

o to make required payments of principal and interest on the notes and our other debt;

o    to finance anticipated capital expenditures;

o    to fund working capital requirements; or

o to fund the possible redemption of all outstanding shares of the Goldendale preferred stock.

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

FORWARD-LOOKING STATEMENTS

     This report contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report (see, for example, "-Overview," "-Recent Developments," "-Results of Operations," and "-Liquidity and Capital Resources"). Such statements can be identified by the use of forward looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans," or "anticipates" or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the following:

o    fluctuations in the price of primary aluminum;

o    fluctuations in the cost of electricity;

o    servicing our substantial indebtedness;

o    the incurrence of future indebtedness;

o restrictions on our ability to operate our business imposed by the terms of our indebtedness;

o    the effects of federal and state environmental laws and regulations;

o    the continued viability of the technology used in our smelters;

o our ability to operate effectively without tolling agreements, including the Glencore tolling agreement;

o    retaining and recruiting key personnel; and

o    changes in labor relations with the unions representing our employees.

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

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             GOLDEN NORTHWEST ALUMINUM, INC.
                             NORTHWEST ALUMINUM COMPANY
                             NORTHWEST ALUMINUM SPECIALTIES, INC.

Date:    November 17, 2000          By:   /s/ WILLIAM R. REID
                                          ------------------------------------
                                          William R. Reid
                                          Chief Financial Officer

                             GOLDENDALE HOLDING COMPANY
                             GOLDENDALE ALUMINUM COMPANY
                             NORTHWEST ALUMINUM TECHNOLOGIES, LLC

Date:    November 17, 2000          By:   /s/ JESSIE CASSWELL
                                          -------------------------------------
                                          Jessie Casswell
                                          Chief Financial Officer