Form 10-K405
period 2000-12-31
GOLDEN NORTHWEST ALUMINUM INC; NORTHWEST ALUMINUM SPECIALTIES INC; NORTHWEST ALUMINUM CO; NORTHWEST ALUMINUM TECHNOLOGIES LLC; GOLDENDALE HOLDING CO; GOLDENDALE ALUMINUM CO
filed 2001-04-02
CIK 1079177, 1079176, 1079178, 1079191, 1079192, 1079194

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 27, 2001 the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was $0. Solely for purposes of this calculation, the registrant has treated its Board of Directors and executive officers as affiliates.

         As of March 27, 2001, the number of shares of the registrant's Common Stock outstanding was 1,000 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Not applicable.

This annual report on Form 10-K also constitutes an annual report pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934 for the following subsidiaries of Golden Northwest Aluminum, Inc.:

- -------------------------------------------------------------------------------------------------------------------------
                                                                              State of             I.R.S. Employer
                                                       Commission file        incorporation or     Identification
Company                                                number                 organization         Number
- -------------------------------------------------------------------------------------------------------------------------
Goldendale Holding Company                             333-72245-04           Delaware             91-1785763
- -------------------------------------------------------------------------------------------------------------------------
Goldendale Aluminum Company                            333-72245-05           Delaware             91-1380241
- -------------------------------------------------------------------------------------------------------------------------
Northwest Aluminum Company                             333-72245-02           Oregon               93-0905834
- -------------------------------------------------------------------------------------------------------------------------
Northwest Aluminum Specialties, Inc.                   333-72245-01           Oregon               93-1019176
- -------------------------------------------------------------------------------------------------------------------------
Northwest Aluminum Technologies, LLC                   333-72245-03           Washington           93-1196863
- -------------------------------------------------------------------------------------------------------------------------


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

                         GOLDEN NORTHWEST ALUMINUM, INC.
                                TABLE OF CONTENTS



ITEM                                                                                                           PAGE
NO.                                                                                                             NO.
- ---                                                                                                             ---

PART I............................................................................................................1
   1.   Business..................................................................................................1
   2.   Properties...............................................................................................13
   3.   Legal Proceedings........................................................................................13
   4.   Submission of Matters to a Vote of Security Holders......................................................13

PART II..........................................................................................................14
   5.   Market for Registrant's Common Equity and Related Stockholder Matters....................................14
   6.   Selected Financial Data..................................................................................14
   7.   Management's Discussion and Analysis of Financial Condition and Results of Operations....................15
   7(a). Quantitative and Qualitative Disclosures about Market Risk..............................................24
   8.   Financial Statements and Supplemental Data...............................................................24
   9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................24

PART III.........................................................................................................25
   10.  Directors and Executive Officers of the Registrant.......................................................25
   11.  Executive Compensation...................................................................................27
   12.  Security Ownership of Certain Beneficial Owners and Management...........................................28
   13.  Certain Relationships and Related Transactions...........................................................28

PART IV..........................................................................................................30
   14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................................30

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

     We believe that historically we have ranked among the lower cost aluminum producers in the United States. We attribute our historical profitability to a number of factors including access to and innovative procurement of low-cost hydroelectric power, technical innovation at the plant level, good labor relations and low levels of corporate overhead.

     The aluminum industry in the Pacific Northwest is facing a critical time in its history. Among the primary factors affecting any aluminum smelting operation is the cost of its electrical power. Due to an extreme under-supply of power and other factors, the market price of electrical power in the Pacific Northwest has risen to a level that currently prohibits smelting operations in a cost effective manner. We were able to remarket most of our existing supply of power at prices in excess of its cost, with the proceeds to be applied to certain "Qualified Expenditures," as described below. We believe that through partnering with our primary supplier of electricity, our labor force, and our major suppliers, in the future we will be able to continue operating our smelters at reduced levels while still meeting our obligations to employees, creditors and others. Additionally, by pursuing the development of new power generation facilities, we believe we will not only survive the current crisis, but will emerge as a more efficient provider of aluminum with access to lower cost power and with the ability to re-market that power during periods of high market power prices.

ACCESS TO ELECTRIC POWER

     One of our primary costs is electrical power and prior to mid-2000, those costs had been relatively stable. The source of the majority of our power has been through the Bonneville Power Administration (BPA). We have supplemented the BPA power with purchases of market power during time periods when market prices historically have been lower than the price we pay BPA under our contract.

     Because electricity is both necessary for the manufacturing of aluminum and the single largest cost of making primary aluminum, the availability and pricing of electricity and access to transmission is crucial to our operations. Approximately 80% of all power produced or consumed in the Pacific Northwest is delivered over the transmission system of BPA. Both of our smelters are connected directly to the main high voltage transmission grid of BPA. Each plant has a 20-year transmission agreement with BPA, expiring in April 2015, for transmission capacity that we believe is sufficient to meet both plants' existing and projected energy needs. These transmission agreements obligate BPA to offer Goldendale Aluminum Company and Northwest Aluminum Company a new transmission agreement upon the expiration of the current agreements. Moreover, the transmission agreements also obligate BPA to act as agent for Goldendale and Northwest to obtain transmission services over other transmission systems if requested. With the exception of limited rights to restrict transmission service in the event of certain threats to system stability, the transmission agreements obligate BPA to provide Goldendale and Northwest with the same open access transmission available to utilities and power companies under the rules of the Federal Energy Regulatory Commission.

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

     Beginning in the latter part of 2000, the power market began suffering from extreme under-supply pressures and other factors, resulting in a sharp increase in power prices. These prices required us to adjust the power procurement strategies we had pursued in the past. We had planned to cover our power needs for half of February, all of March and April, and half of May of 2001 by purchasing power on the spot market. The forward prices of power, however, made it clear that market power for those months would not be affordable. We were unwilling to shut down all of our smelting operations during those months due to the costs involved. We chose to reduce our production capacity to approximately 60% of normal beginning in October 2000. Our intent was to have BPA remarket and sell power we did not need because of reduced production and to use the resulting proceeds to buy power for any open periods. We refer to the process of using proceeds from BPA's remarketing of power to purchase power during other periods as "reshaping." Our current power sale contract with BPA allows us to reshape our power purchases in this manner. We proceeded with the curtailment, the related reduction in our work force and adjustments to our long-term alumina supply contracts. BPA remarketed and sold the excess power made available for the months of October, November and December of 2000, and part of the excess power of January 2001.

     By the end of December 2000, market prices for electrical power had further escalated to the point that the financially prudent option was to have all electrical power available to us remarketed by BPA instead of producing aluminum with it. Late in December, we shut down essentially all remaining smelter production capacity, leaving only approximately 25 metric tons of capacity on line at the Goldendale facility and none at Northwest.

     We entered into an agreement with BPA which allows BPA to remarket the power available to us and use these proceeds to reimburse us for defined qualified expenditures. Additionally, agreements were made with the United Steel Workers of America in regard to employee lay-offs, with Norsk Hydro Americas, Inc. in regard to readjusting our tolling contract with Hydro and with Glencore in regard to readjusting the alumina supply contract.

     We entered into a Remarketing Addendum (the "Addendum") with BPA in December 2000. Under the Addendum, our operating subsidiaries, Goldendale Aluminum Company and Northwest Aluminum Company, agreed to curtail smelter production and assist BPA in remarketing the electric power that they had the right to purchase. BPA agreed to use the proceeds from the remarketing to reimburse Goldendale Aluminum Company and Northwest Aluminum Company or their designees for specified qualified expenditures, including, among others, expenses associated with debt service and workforce reductions resulting from the curtailment, and expenditures for the planning, licensing, siting, acquisition and/or construction of conventional or renewable resources to provide power for future operations of our smelters. For a given sale of remarketed power, the net proceeds are equal to the revenue received by BPA in the sale, minus the price we would have been obligated to pay had we purchased the power, minus a specified amount retained by BPA, plus any interest costs BPA avoids as a result of the net proceeds. We estimate that from December 29, 2000 through September 30, 2001, $285.0 million of net proceeds will be available for reimbursement of qualified expenditures. The Addendum is effective through the earlier of the date on which all of the net proceeds have been paid by BPA or September 30, 2010.

     In October 2000, we entered into a new power sale agreement with BPA that will be effective from October 1, 2001 through September 30, 2006. The contract will allow us to direct available power to either or both of our operating facilities. Approximately 50% of our power requirements will be met through the contract. Last summer, BPA completed a rate proceeding to determine the base rate under this new power contract. The base rate adopted by BPA was $23.5 per megawatt-hour. The rate adopted by BPA also included a "Cost Recovery Adjustment Clause," which allows BPA to adjust rates under certain defined circumstances. Past BPA rates also contained a similar adjustment clause, but rate adjustments had never occurred in the past. However, during the fall and winter of 2000, BPA indicated that it probably would need to impose a significant surcharge on rates effective after October 1, 2001. In March 2001, BPA proposed a revised and expanded "Cost Recovery Adjustment Clause" that would grant BPA very broad discretion to adjust rates every six months to ensure that it could recover all its costs and repay its obligations to the U.S. Treasury under almost any circumstances. This revised "Cost Recovery Adjustment Clause" and the initial rate adjustment is subject to a new BPA rate proceeding that is scheduled to be completed by June 2001 and to review by the Federal Energy Regulatory Commission ("FERC"). While the outcome of these proceedings is uncertain, we expect the resulting power costs to be significantly higher than under our current power sale agreements with BPA. Because the rate for BPA power will not be determinable until the conclusion of the rate case, we have a unilateral right to terminate the contract within a specified period after FERC approves the new rates. We anticipate FERC approval by September 2001. Under the new contract, we will not be able to reshape or have BPA remarket our procurements of power. In addition, the BPA Administrator may have broad discretion to temporarily or permanently limit or terminate our purchases of power in circumstances in which the Administrator determines that we are not in compliance with all applicable federal, state and local laws and regulations. We do not expect to receive any cost-based firm power service directly from BPA after our new contract expires on September 30, 2006.

     Given the change and uncertainties in future BPA service and power markets, our long-term power strategy is now one of self-reliance, severing our dependence on BPA and other power providers, and becoming a power supplier as well as a power consumer. We believe this strategy will allow us to realize the economic value either of producing aluminum or selling power. Entities controlled by our sole shareholder are actively pursuing development of the following power projects:

     1. A 248 MW natural gas-fired combined cycle combustion turbine project near Goldendale, Washington.
     2. Wind projects to be developed in Klickitat County, Washington and north central Oregon.
     3. A 520 MW natural gas-fired combined cycle combustion turbine project near St. Helens, Oregon.
     4. Four GE LM6000 turbines and associated equipment to be located at the Goldendale smelter facility.

     If all of the projects are developed as presently anticipated, the system would include 770 megawatts of base-load, gas-fired, combined cycle combustion turbine capacity, 180 megawatts of "peaking" capacity and 300 to 600 megawatts of intermittent wind generation capacity. We are negotiating a plan and agreement with Northwest Energy Development, LLC, of which our sole shareholder is the sole member ("Northwest Energy"), pursuant to which we will be able to purchase at cost up to 100% of the power generated by the facilities to be built by Northwest Energy for the first 20 years after each facility begins commercial operation. We will then be able to use the power in our operations or remarket it to third parties at market prices. If we remarket the power, we will be able to keep the proceeds if allowed by the project financing arrangement of the particular facility from which we purchase the power or pay the proceeds to the facility to reduce project financing and other costs. We will designate Northwest Energy as the recipient of up to $25 million in BPA remarketing proceeds to reimburse expenditures incurred in connection with the development of the power generation facilities. We also anticipate entering into an agreement with BPA or another party under which BPA or the other party would agree to guarantee or provide up to $200 million of third party revolving debt secured by a portion of the remarketing proceeds to finance qualified expenditures in connection with the development of these power supply facilities. BPA would be able to treat as unavailable for reimbursement of qualified expenditures remarketing proceeds of up to 110% of the amount of its guarantee. We will be eligible to receive liquidated damages from Northwest Energy if a specified minimum amount of generating capacity is not available by October 1, 2006.

OPERATIONS

     We conduct our business and derive revenues through two principal business activities: the production of value-added specialty aluminum products under tolling contracts and for direct sales, and the production of primary aluminum under a tolling contract. All of our business is conducted under one segment as defined by Statement of Financial Accounting Standards No. 131.

PRODUCTION OF VALUE-ADDED ALUMINUM PRODUCTS

     We operate a value-added production operation which blends primary aluminum, produced at the Goldendale smelter or purchased from Hydro, Glencore Ltd. and other aluminum producers, with various alloys into a variety of value-added products, including proprietary small diameter billet ("SDB") and related products. Our SDB products are cast directly from molten aluminum in a process that eliminates the expense associated with the extrusion process typically required to manufacture SDB products. Our SDB products are frequently manufactured to customer specifications, and, as such, can be priced to provide us with enhanced margins relative to commodity aluminum products. Since Northwest Aluminum Specialties began its value-added operations in the early 1990s, the business has grown to represent a significant percentage of our total revenues. Our SDB products are typically forged or extruded by our customers into end use forms which include fire extinguishers, automobile air bag canisters, golf club heads, bicycle frames and a variety of automotive and aircraft parts.

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

     Because of our remelt capability, our non-tolled value-added production has not been impacted by the curtailments to the same extent as our smelter production. Production through the casthouse operations at Northwest is approximately 50% of normal. Sales of non-tolled products were $202.6 million and $219.6 million for the years ended December 31, 1999 and December 31, 2000, respectively.

PRODUCTION OF PRIMARY ALUMINUM

     Our subsidiaries operate two aluminum smelters in The Dalles, Oregon and Goldendale, Washington. The smelters have the capacity to produce approximately 250,000 metric tons of primary aluminum per year. A metric ton is equal to 2,204.6 pounds. These smelters consist of 826 vertical pin Soderberg technology reduction cells organized into five pot lines. The smelters use advanced conservation technology, computer control procedures and environmental control equipment to enhance their efficiency. Capital investment in the facilities by us and the smelters' previous owners over the life of the facilities, competitive wage rates, access to low cost hydroelectric power, low overhead and tolling agreements that have historically insured full smelter utilization have also contributed to the smelters' efficiency. The efficiency of the smelters has allowed us to maintain a competitive cost position relative to other industry participants, many of which are significantly larger than we are.

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

     THE HYDRO TOLLING AGREEMENT. Goldendale and Hydro Aluminum Louisville, Inc. entered into a ten-year contract effective January 1, 1997. The Hydro tolling agreement has been extended another seven years, until December 2013.

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

     In December of 2000, we entered into a "Side Agreement to Agreement to Toll Convert Alumina into Aluminum" with Hydro. As a consequence of the current power market conditions in the Pacific Northwest, we had curtailed production at the Goldendale smelter and allowed the Bonneville Power Administration to remarket the excess power made available because of the curtailment. We agreed with Hydro that for the period from October 1, 2000 through December 31, 2002, we would curtail the production level at the Goldendale smelter by 53,000 metric tons annually, to a production level of 105,000 metric tons annually. For the period from December 24, 2000 through September 30, 2001, we agreed to further curtail the production level at the Goldendale smelter by an additional 83,000 metric tons annually. During that period a total of approximately 16,500 metric tons of aluminum would be delivered to Hydro. We agreed to pay a cancellation fee of $38.8 million in connection with these adjustments in the tolling agreement. We paid $9.2 million of this amount on March 1, 2001 and will pay the remainder in monthly installments through September 30, 2001. These qualify as expenditures that are reimbursable under the Addendum.

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

     Due to the growth of its value-added operations, Northwest had increased its purchases of primary aluminum from Glencore and others to such an extent that it was purchasing more primary aluminum from Glencore and others than the production capacity of the Northwest smelter. Glencore's tolling contract allowed us to operate The Dalles smelter at full capacity while we had no developed market for our smelter production. The success of our non-tolled products, however, reduced the importance of this contract, and we did not renew it when it expired in December 1999. We have, however, entered into an agreement with Glencore to have Glencore supply the smelter at The Dalles with all of its alumina requirements from October 1, 1999 to December 31, 2004. Amendments have been made to that agreement to accommodate the recent curtailments in production levels. We have agreed to pay

Glencore cancellation fees totaling $3.2 million. These fees qualify as expenditures that are reimbursable under the Addendum.

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

     In the first stage we modernized the Goldendale casthouse. The Goldendale casthouse expansion is designed to increase the facility's capacity to produce value-added billet from 13 million pounds per month to an initial capacity of 22 million pounds per month, with the option to expand capacity to over 30 million pounds per month. The additional value-added production will be sold by Hydro under the tolling agreement, with the same sharing of market premiums in excess of costs. As discussed below, our share of any incremental earnings from the facilities investment program will be used to repay the debt owed to Hydro. Hydro has informed us that its own U.S. extrusion plants should be able to use a significant portion of this additional capacity. The expansion was completed in 2000 at a total cost of $12.6 million, which was somewhat less than our estimate of the project's total cost of $13.5 million.

     The first stage also includes a 12 to 18-month demonstration of the planned cell line improvements in a 34-cell section at Goldendale. Conversion of this section and the demonstration are budgeted to cost $6.4 million. Cell improvements include point feeders to control alumina additions, magnetic compensation to stabilize cell operations, cathode redesign to optimize heat balance, new computer controls and other related technologies. The technology for the cell line improvements has been licensed from Hydro, which already has implemented these changes at a similar smelter in Norway. Based upon Hydro's experience, we expect the improvements to increase smelter production, reduce average unit costs of production, increase production efficiencies and significantly reduce air emissions. The improvements are underway, and were expected to be substantially complete by the end of 2000. The curtailment of operations has necessitated a delay in the completion until the end of 2001. Through December 2000, expenditures related to this conversion totaled $3.5 million, which is consistent with our estimate of the project's total cost. Results of this test phase obtained thus far are positive.

     We have temporarily suspended Phase II of the Facilities Investment Program because of our recent curtailments and uncertainties in our long-term supply of competitively priced electric power. We plan to begin the second stage of converting the remaining cells at both smelters when our long-term power supply is secure and we complete the demonstration of our cell line upgrades and obtain all necessary permits. The conversion can be performed cell by cell, with minimal disruption of operations, and can be accelerated or slowed for market or other reasons. We estimate that conversion of the remaining cells at both smelters will cost approximately $55.0 million, and estimate that the cost of conversion of a cell will be recovered in about 3.5 years. Hydro has agreed, subject to certain conditions, to provide an additional $10.0 million of subordinated financing if we decide to convert the remaining cells at Goldendale. We expect the remaining $45.0 million, and any additional costs of the facilities investment program, will be funded through cash from operations and borrowings under our revolving credit facility.

RESEARCH AND DEVELOPMENT AND INTELLECTUAL PROPERTY

     We have traditionally placed emphasis on innovation and research and development. We have laboratory facilities dedicated to environmental compliance, quality testing and research and development. We engage in several research and development activities designed to improve earnings by increasing value-added margins or reducing costs. Expenditures for activities designated as research and development were $0.8 million in 2000, $2.1 million in 1999, and $1.2 million in 1998. We also have received grants from state and federal governments for certain research and development activities.

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

DESCRIPTION OF PATENT OR TRADEMARK                                         TERMINATION DATE
- ----------------------------------                                         ----------------
A patent for a method and apparatus for the electrolytic
reduction of alumina...................................................    October 25, 2014

A patent for the electrolytic reduction of alumina.....................    August 31, 2008

A patent for the electrolytic reduction of alumina.....................    February 13, 2010

A patent for a point feeder and a method for Soderberg aluminum
reduction cells........................................................    October 4, 2010

A patent for non-consumable anode and lining for aluminum
electrolytic reduction cell............................................    April 17, 2012


A patent for casting, thermal transformation and semi-solid
forming of aluminum alloys.............................................    April 14, 2015

A patent for a high strength aluminum alloy............................    September 12, 2014

A patent for a method of treating SPL from aluminum
reduction cells........................................................    December 8, 2015

A trademark for "Direct Forge", the name under which Northwest
Aluminum Specialties markets its small diameter billet.................    December 15, 2002; automatically renewed for
                                                                           subsequent 10 year terms if still in use

A trademark for "Direct Form"..........................................    April 18, 2007; automatically renewed for
                                                                           subsequent 10 year terms if still in use



SALES AND MARKETING

     Hydro and Glencore have been our largest customers, accounting for 43% and 5% of our revenues in 2000 and 37% and 17% of our revenues in 1999, respectively. The Glencore tolling arrangement expired on December 31, 1999. We directly sell value-added aluminum products to approximately 100 extruders, forgers, casters, traders and other customers throughout the United States and abroad. Our Vice President of Sales and Marketing oversees a small sales and customer service group that makes and supports these direct sales.

SUPPLIERS

     The major raw materials we use are alumina, petroleum coke and coal tar pitch, aluminum ingot, scrap aluminum and alloying elements and electricity. We obtain our raw materials either through annual contracts or on the spot market. Our recent curtailments have altered the delivery schedules of our longer term supply arrangements.

     Alumina consumed in the production of aluminum is supplied by Hydro for all the alumina requirements of the smelter operations at Goldendale under the tolling agreement. Glencore supplies all of the alumina requirements of the smelter at The Dalles under a long-term supply agreement.

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

HEDGING ACTIVITIES

     Our revenues and earnings are sensitive to changes in the price of primary aluminum and in the premiums for, and mix of, our value-added products. For example, the tolling fees we receive are tied to the London Metal Exchange price of aluminum. The premiums that we must pay for base metal that we do not produce in our own smelters fluctuates within an historical range of minus $0.01/lb to plus $0.075/lb. This premium is dependent on the geographic location of the source materials and the destination, as well as the general availability of metal inventory and demand.

     Primary aluminum prices historically have been subject to significant cyclical price fluctuations. The timing of changes in the market price of aluminum are largely unpredictable. Aluminum prices historically have shown long periods of average, or below average, prices followed by sudden, relatively short periods of above average prices. The sudden rise of prices is generally the result of some unforeseen event that changes the fundamental dynamic of the existing marketplace. The fall of communism and the resultant excess of Russian metal on world markets was one such event and the massive shortage of electricity in the western United States is another such event. Over the thirteen-year period between January 1, 1988 and December 31, 2000, the three month price of aluminum on the London Metal Exchange has ranged between a low of approximately $0.47 per pound to a high of approximately $1.26 per pound. During this period prices averaged $0.72 per pound.

     In general when we engage in fixed price forward sales contracts, we also purchase the base material at a fixed price and premium for delivery or settlement during the time period when the sale occurs. In general we do not hedge our smelter production, preferring to utilize that production for formula based sales, since we have some degree of control in reducing our manufacturing costs. Because our curtailments left us exposed to obligations to sell value-added primary aluminum products without a corresponding production capability, we acquired a limited number of call options over the expected period of the curtailment to hedge our sales obligations. In order to manage the risk of market aluminum prices and continue to service our customer commitments, the strategic use of options on aluminum were employed. When we initially curtailed our smelter operations in October 2000, we purchased the same tonnage of options (3500 mt per month) for the expected period of curtailment that we would normally have purchased. When we further curtailed our smelter operations in December 2000, we then purchased an additional tonnage of options. Historically, we have agreed to sell our value-added products from two to six months before the start of the calendar year. The current year was no different because there was little information regarding the ultimate severity of electricity shortages.


BACKLOG

     The only sales for which we have a backlog are those for which an absolute price has been agreed. The amount of backlog expands and contracts throughout the year depending on (1) fixed price orders our customers receive from their customers and (2) our customers' beliefs regarding the future direction of aluminum pricing. Another major factor that is affecting backlog this year is the decline in the truck trailer market and the reduction of fixed forward orders placed by two of our customers that supply that market. For these reasons as well as the timing of shipments, backlog may not be a reliable indicator of future sales activity. Our fixed price backlog at December 31, 2000 was $27.7 million as compared to $31.7 million at December 31, 1999. At March 22, 2001 our fixed price backlog was $24.6 million as compared to $62.4 million at March 22, 2000.

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

     Primary aluminum is a commodity with standard qualities. Competition generally is based upon the ability to produce primary aluminum at a cost below the market price, which generally is established through trading on the London Metal Exchange. We also compete with various aluminum producers, casting companies, extruders and other fabricators in the production of extrusion billet, sheet ingot, small diameter ingot and other value-added products. In the extrusion billet market, we compete primarily with Alcan and Alumax, a subsidiary of Alcoa. Northwest Aluminum Specialties' major competition in the small diameter billet segment comes from Alcoa, Kaiser, Pimalco, a large, efficient extruder and subsidiary of Alcoa, Newman and Allgoods, which are both punched plate producers. Competition in the sale of these value-added products generally is based upon price, quality, availability, service and other factors. We concentrate on the sale of value-added products in which we believe we have production expertise, cost, quality, geographic and other competitive advantages.

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

     Our manufacturing facilities have been in operation for several decades, and these facilities have used substances and generated and disposed of wastes that are or may be considered hazardous. For example, these facilities have in the past stored or disposed of wastewater treatment sludge in on-site surface impoundments such as ponds and lagoons and have handled spent pot liner and disposed of spent pot liner and other wastes in on-site regulatorily-approved waste piles.

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

     Hazardous substances have also been released at the Goldendale facility, and the site was listed in the EPA's Comprehensive Environmental Response, Compensation, and Liability Information System database in 1980. We expect expenditures will be necessary at the Goldendale smelter to investigate and clean up releases of hazardous substances disposed or released at the Goldendale smelter. We have requested the State of Washington Department of Ecology to approve a plan to close an on-site surface impoundment at the Goldendale facility by 2005-2006. We expect to receive a response from the State of Washington. As of December 31, 2000, the estimated cost of the surface impoundment closure and post-closure actions was $1.9 million. We have established a trust fund of approximately $1.3 million as of December 31, 2000, to help pay these costs, and we have procured insurance coverage to provide funds to the State of Washington for closure if we default. The actual closure costs may exceed our estimate. Under a contract with the former owners of the Goldendale smelter, the former owners have agreed to reimburse Goldendale Aluminum Company for certain anticipated expenditures. We do not assure you the former owners of the Goldendale smelter will contribute their contractually allocated share of the costs necessary to investigate and cleanup hazardous substances disposed or released at the Goldendale smelter site or to obtain regulatory closure of surface impoundments at the site.

     Due to continuing environmental regulations regarding spent pot liner disposal, over the past few years we have experienced substantial increases in costs associated with the disposal of SPL from our smelters. We presently dispose of SPL under a contract with a chemical waste treatment company, which expires on February 14, 2003. EPA has proposed but not published a new treatment standard for SPL. The Company cannot predict if or when EPA will publish the proposed rule nor can the Company predict what, if any, impact the proposed rule would have on the Company's SPL disposal practices.

     In December 2000, the Company was designated as a potentially responsible party (PRP) by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, and by the State of Oregon under applicable state laws with respect to the Portland Harbor Superfund site in Portland, Oregon. Other PRP's also have been so designated. The Company, along with other PRP's, is participating in the funding of a remedial investigation/feasibility study. Management does not anticipate selection of a remedy for several years and is of the opinion that the Company will be found to have a de minimus liability, if any, in the outcome of the matter.

     An environmental condition that we do not know about could exist as to one or more of our properties and could have an adverse effect on our results of operations or financial condition. Future environmental or health laws could have an adverse effect on our results of operation or financial condition.

EMPLOYEES

     As of December 31, 2000, we employed 1,084 workers, 494 of which are members of Local 8147 and 366 of which are members of Local 9170 of the United Steelworkers of America (USW). Goldendale Aluminum Company is signatory to a collective bargaining agreement with the USW for the period May 24, 1996 through May 31, 2001. Northwest Aluminum Company is a signatory to a collective bargaining agreement with the USW for the period July 1, 1996 through June 30, 2001. Because of uncertainties surrounding our future power supply and rates and operating levels after October 2001, the Company and the USW are in discussions to extend the expiration date of current labor agreements until September 2001.

     Both labor agreements provide for a 4% wage increase each year of the contract. During the contract period there is a no strike/no lockout agreement. We provide a profit sharing program in addition to the base compensation for all employees, and a fully paid medical, dental and vision health care plan. We have a 401(k) plan but no defined benefit plan.

     In conjunction with our agreement with BPA to remarket excess power resulting from the December 2000 curtailment, we reached an agreement with the United Steelworkers of America concerning the use of the proceeds from the remarketing of power. We are required to obtain the USW's consent in order to use the remarketing proceeds for nonemployee-related qualified expenditures. The USW has agreed that its consent will not be unreasonably withheld.

     We believe we have a good relationship with the union and an employee involvement process that encourages creativity, productivity and positive employer-employee relations.

FORWARD-LOOKING STATEMENTS

         This Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to our goals, plans and expectations regarding: the future availability of low-cost power, the facilities investment program, the regulation of the disposal of spent pot liner, the development of new smelting technology by Northwest Aluminum Technologies, and capital expenditures. Risk factors related to these forward looking statements are discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements."

ITEM 2. PROPERTIES

         We own all of our facilities. The following table shows (1) each facility, (2) its square footage, (3) its annual production capacity and (4) its use.

                                   FACILITIES


                                           SQUARE                 ANNUAL
                  FACILITY                 FOOTAGE                CAPACITY              USE
                  --------                 -------                --------              ---
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2000.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for our common stock. There is one holder of our common stock.

     We are a subchapter S corporation and pay dividends to our sole shareholder. In 1999 and 2000, we paid cash dividends of $1.9 million and $0, respectively, to our sole shareholder.

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


                                                                                FISCAL YEAR ENDED
                                                     -------------------------------------------------------------------------
                                                     DEC. 31,        DEC. 31,        DEC. 31,        DEC. 31,        DEC. 31,
                                                       1996            1997            1998            1999            2000
                                                     ---------       ---------       ---------       ---------       ---------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
INCOME STATEMENT DATA:
Revenues ......................................      $ 376,946       $ 504,024       $ 479,276       $ 452,491       $ 423,800
Cost of revenues ..............................        333,647         442,663         447,883         438,101         394,776
General and administrative expenses ...........         (9,746)        (17,115)        (18,119)        (16,672)        (19,431)
Net gains on power sales ......................             --              --              --              --          13,980
Reimbursement of expenditures .................             --              --              --              --          40,795
Curtailment expenses ..........................             --              --              --              --         (42,944)
Interest expense ..............................         (9,454)        (16,723)        (14,180)        (21,977)        (23,701)
Other income (expense), net ...................          1,442           4,246             614             603            (157)
Income (loss) before income taxes .............         25,541          31,769            (292)        (23,656)         (2,434)
Income tax expense (benefit) ..................          6,636          13,274           3,009          (3,745)         (4,408)
Net income (loss) .............................         18,905          18,495          (4,853)        (19,911)         (6,842)
Net income (loss) per share of common
  stock .......................................         16,686          14,847          (8,501)        (23,559)        (10,490)
Ratio of earnings to fixed charges ............           2.8x            2.1x            --(1)           --(1)           --(1)
BALANCE SHEET DATA:
Cash and cash equivalents .....................      $   6,345       $   1,251       $  37,633       $   1,929       $   1,982
Working capital ...............................         61,908          36,398          79,292          53,606          40,250
Total assets ..................................        350,815         347,011         364,634         370,631         408,493
Total long-term debt ..........................        185,441         134,941         192,955         200,662         195,702
Goldendale Holding Company preferred ..........         29,663          29,663          29,663          29,663          29,663
Total shareholder's equity ....................        103,615         115,680          77,516          52,081          41,591
OTHER DATA:
EBITDA ........................................      $  47,137       $  63,315       $  33,616       $  20,241       $  46,564
Dividend per common share .....................         67,587           2,932              --           1,876              --

- ---------
(1) For the years ended December 31, 1998, 1999 and 2000, earnings were insufficient to cover fixed charges. The earnings deficiency was $2,390, $27,880 and $8,409 in 1998, 1999 and 2000, respectively.

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

BASIS OF PRESENTATION

     We were incorporated in the state of Oregon in June 1998 for the purposes of becoming the holding company of Northwest Aluminum Company, Northwest Aluminum Specialties, Inc., Northwest Aluminum Technologies, LLC and Goldendale Holding Company and its wholly owned subsidiary, Goldendale Aluminum Company. For purposes of this section only, the term "Northwest" refers to Northwest Aluminum Company and Northwest Aluminum Specialties, Inc., the term "Goldendale" refers to Goldendale Holding Company and Goldendale Aluminum Company and the term "Technologies" refers to Northwest Aluminum Technologies, LLC. We, along with Goldendale and Technologies, report on a December 31 fiscal year basis. Northwest reports on a September 30 fiscal year basis. Included in intercompany payable at December 31, 2000 is $4.2 million representing the portion of intercompany transactions that do not eliminate due to the differing year-ends. All other significant intercompany accounts and transactions have been eliminated. We do not believe seasonal or other factors materially affect the consolidation of these differing fiscal periods. During 2000 we curtailed operations at our facilities. Refer to discussion of this matter included in
Item 1, "Business".

OVERVIEW

     Our revenues have historically come from two primary sources:

     (1) fees received from smelting alumina into aluminum and casting that aluminum into primary and value-added aluminum products under tolling contracts with Hydro and until December 31, 1999 with Glencore, and

     (2) the sale of non-tolled value-added aluminum products to other customers.

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

     The aluminum industry is highly cyclical, with market prices fluctuating widely based on global supply and demand factors, most of which are beyond our control. As shown below, for 2000, the average price per pound of aluminum on the London Metal Exchange was higher than the average price in 1999 and 1998. The average three-month LME prices per pound of aluminum over the last six years were as follows:


                                                                                    PRICE PER
         YEAR ENDED DECEMBER 31,                                                       POUND
         -----------------------                                                       -----
                  1995..............................................................   $0.83
                  1996..............................................................   $0.70
                  1997..............................................................   $0.74
                  1998..............................................................   $0.63
                  1999..............................................................   $0.63
                  2000..............................................................   $0.71


     The timing and magnitude of an increase or decrease in aluminum prices is uncertain. As of December 31, 2000, the three-month LME price per pound of aluminum was $0.71, and more recently LME prices have fluctuated around $0.68 per pound.

     One of our primary costs is electrical power and prior to 2000, those costs had been relatively stable. The source of the majority of our power has been through the Bonneville Power Administration (BPA). We have supplemented the BPA power with purchases of market power during time periods that have historically had lower cost than our cost through BPA.

     Beginning in the latter part of 2000, the market price of electric power began to increase dramatically because of an extreme shortage of supply and other factors. As an example, our average cost of power per pound of aluminum produced was $.16 and $.18 in 1999 and 2000. The average market price of power for the last six months has been approximately $245 per megawatt, equating to $1.95 per pound of aluminum produced. These changes in power prices made it apparent that we needed to change our strategies to obtain affordable power long term.

     While most of our power supply during the 4th quarter of 2000 and the first three quarters of 2001 were under fixed price contracts with BPA, a portion was not covered during the late Spring 2001 when market power prices historically have been very low. Because of the dramatic increase in forward power prices that occurred in 2000 it became uneconomic to purchase power to meet our open requirements during the Spring 2001. We therefore chose to reduce our production level to approximately 60% of normal beginning October 2000 and "reshape" or sell power where we had excess over operational need because of reduced production level and "reshape" or buy power for any open periods.

     By the end of December 2000, market prices for electrical power had further escalated to the point that the financially prudent option was to have all electrical power available to us remarketed by BPA instead of producing aluminum with it. Late in December, we shut down essentially all remaining smelter production capacity, leaving only approximately 25 metric tons of capacity on line at the Goldendale facility and none at Northwest.

     We entered into an agreement with BPA, which allows BPA to remarket the power available to us and use these proceeds to reimburse us for defined qualified expenditures. Additionally, agreements were made with the United Steelworkers of America in regard to employee lay-offs, with Norsk Hydro in regard to readjusting our tolling agreement with Hydro and with Glencore in regard to readjusting the alumina supply contract.

     We entered into a Remarketing Addendum (the "Addendum") with BPA in December 2000. Under the Addendum, our operating subsidiaries, Goldendale Aluminum Company and Northwest Aluminum Company, agreed to curtail smelter production and assist BPA in remarketing the electric power that they had the right to purchase. BPA agreed to use the proceeds from the remarketing to reimburse Goldendale Aluminum Company and Northwest Aluminum Company or their designees for specified qualified expenditures, including, among others, expenses associated with debt service and workforce reductions resulting from the curtailment, and expenditures for the planning, licensing, siting, acquisition and/or construction of conventional or renewable resources to provide power for future operations of our smelters. For a given sale of remarketed power, the net proceeds are equal to the revenue received by BPA in the sale, minus the price we would have been obligated to pay had we purchased the power, minus a specified amount retained by BPA, plus any interest costs BPA avoids as a result of the net proceeds. We estimate that from December 29, 2000 through September 30, 2001, $285.0 million of net proceeds will be available for reimbursement of qualified expenditures. The Addendum is effective through the earlier of the date on which all of the net proceeds have been paid by BPA or September 30, 2010.

     In October 2000, we entered into a new power sale agreement with BPA that will be effective from October 1, 2001 through September 30, 2006. The contract will allow us to direct available power to either or both of our operating facilities. Approximately 50% of our power requirements will be met through the contract. Last summer, BPA completed a rate proceeding to determine the base rate under this new power contract. The base rate adopted by BPA was $23.5 per megawatt-hour. The rate adopted by BPA also included a "Cost Recovery Adjustment Clause," which allows BPA to adjust rates under certain defined circumstances. While past BPA rates also contained a similar adjustment clause, rate adjustments had never been implemented in the past. But because of dramatically higher power market prices for the power BPA needed to purchase to meet its supply obligations, BPA indicated during the fall of 2000 and winter of 2001 that it probably would need to impose a significant surcharge on rates effective after October 1, 2001. In March 2001, BPA proposed a revised and expanded "Cost Recovery Adjustment Clause" that would grant BPA very broad discretion to adjust rates every six months to ensure that it could recover all its costs and repay its obligations to the U.S. Treasury under almost any circumstances. This revised "Cost Recovery Adjustment Clause" and the initial rate adjustment is subject to a new BPA rate proceeding that is scheduled to be completed by June 2001 and to review by the Federal Energy Regulatory Commission ("FERC"). While the outcome of these proceedings is uncertain, we expect the resulting power costs to be significantly higher than under our current power sale agreements with BPA. Because the rate for BPA power will not be determinable until the conclusion of the rate case, we have a unilateral right to terminate the contract within a specified period after FERC approves the new rates. We anticipate FERC approval by September 2001. Under the new contract, we will not be able to reshape or have BPA remarket our procurements of power. In addition, the BPA Administrator may have broad discretion to temporarily or permanently limit or terminate our purchases of power in circumstances in which the Administrator determines that we are not in compliance with all applicable federal, state and local laws and regulations. We do not expect to receive any cost-based firm power service directly from BPA after our new contract expires on September 30, 2006.

     Our long-term power strategy is now one of self-reliance, severing our dependence on BPA and becoming a power supplier as well as a power consumer. This posture will allow us opportunities to choose between producing aluminum when aluminum prices are high and power prices low or selling power when aluminum prices are low and power prices high.

     Our cash flow and earnings are highly sensitive to aluminum prices and now to market power prices because the balance of our production costs are largely fixed. At low market aluminum prices and/or high market power prices, we are able to reduce some variable costs, but most of the production costs of primary aluminum are constant in the short term (alumina, labor, carbon), and therefore such changes in market prices will cause declines in earnings. Conversely, increased market aluminum prices and/or decreased market power prices will cause increases in earnings.

     To reduce our reliance on market-priced primary aluminum and to improve overall profitability, we have pursued a strategy of increasing both our "tolled" and "non-tolled" value-added production through specialty casting and processing operations. Through these operations, we are able to realize premiums over market LME prices, the amount of which varies with the degree of value-added content of the product and uniqueness of the product in the marketplace. Our volume of value-added production has increased significantly over the past decade relative to the volume of our primary production. Our continued investment in value-added production operations is designed to further increase our value-added production capabilities. As a consequence of this strategy, the volume of non-tolled value-added production at Northwest has grown from 153.7 million pounds in 1993 to 266.6 million pounds in 2000. Prior to January 1, 2000, the smelter operation at The Dalles was under a tolling contract with Glencore.

     The Glencore tolling contract allowed Northwest to operate the smelter at The Dalles at full capacity while it developed value-added products. The success of our non-tolled products, however, reduced the importance of this contract, and it was not renewed upon its expiration in December 1999. The effect of this non-renewal was the elimination of revenue and cost of revenue related to tolling aluminum for Glencore. The underlying cost for primary aluminum is now our own production cost rather than the market price we were paying Glencore and others for aluminum for our value added operation.

THE BUSINESS COMBINATION

     On December 18, 1998, Brett Wilcox contributed to Golden Northwest Aluminum, Inc. his membership interest in Technologies and all of the outstanding shares of common stock of Northwest and Goldendale. This business combination was treated for accounting purposes as a combination of entities under common control in a manner similar to a pooling of interests. The business combination has not had and we do not expect it to have a significant impact on our financial position, results of operations or cash flows. In accordance with generally accepted accounting principles, however, the amount recorded as Goldendale preferred stock has been reclassified and recorded as a minority interest of our company.

RESULTS OF OPERATIONS

     The following table sets forth the consolidated statement of operations data as a percentage of revenues for 1998, 1999 and 2000.



                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                    1998          1999          2000
                                                   ------        ------        ------
Revenues ....................................       100.0%        100.0%        100.0%
Cost of revenues ............................        93.4          96.8          93.2
                                                   ------        ------        ------
Gross margin ................................         6.6           3.2           6.8
Net gains on power sales ....................         0.0           0.0           3.3
Reimbursement of expenditures ...............         0.0           0.0           9.6
Curtailment expenses ........................         0.0           0.0         (10.1)
General and administrative expenses .........        (3.8)         (3.7)         (4.6)
                                                   ------        ------        ------
Operating income (loss) .....................         2.8          (0.5)          5.0
Interest expense ............................        (3.0)         (4.9)         (5.6)
Other income, net ...........................         0.2           0.2           0.0
                                                   ------        ------        ------
Net other expenses ..........................        (2.8)         (4.7)         (5.6)
                                                   ------        ------        ------
Loss before income taxes ....................         0.0          (5.2)         (0.6)
Income tax expense (benefit) ................         0.7          (0.8)          1.0
                                                   ------        ------        ------
Loss before extraordinary item ..............        (0.7)         (4.4)         (1.6)
Extraordinary item ..........................        (0.3)         (0.0)          0.0
                                                   ------        ------        ------
Net loss ....................................        (1.0)%        (4.4)%        (1.6)%
                                                   ======        ======        ======


2000 COMPARED TO 1999

     Total revenues decreased from $452.5 million to $423.8 million for the years ended December 31, 1999 and December 31, 2000, respectively, a decrease of $28.7 million, or 6.3%. Revenues were primarily influenced by the cessation of the Glencore tolling agreement, by a partial curtailment of operations to facilitate the opportunity to sell electrical power into the marketplace and by changes in the market prices of aluminum and power.

     The cessation of the Glencore tolling agreement eliminated approximately 500,000 pounds per day of production billable under tolling arrangements beginning January 1, 2000. Because of Northwest's September 30 year-end, the impact on the Company's consolidated financial statements was reported beginning April 1, 2000. For the year ended December 31 tolling revenues decreased $54.3 million from 1999 to 2000 due to the cessation of this agreement. Tolling revenues continued to be earned under the Company's Hydro tolling contract, increasing from $166.6 million to $180.1 million for the years ended December 31, 1999 and December 31, 2000, respectively.

Total revenues from tolling agreements decreased from $241.6 million to $200.8 million for the years ended December 31, 1999 and December 31, 2000, respectively, a decrease of $40.8 million, or 16.9%.

     Volumes produced under tolling contracts decreased from 527.9 million pounds to 373.6 million pounds for the years ended December 31, 1999 and December 31, 2000, respectively, a decrease of 154.3 million pounds, or 29.2%. The decrease in production volume due to the non-renewal of the Glencore tolling agreement was 137.8 million pounds, with a related decrease in revenues of $56.7 million. Other than the decrease due to the non-renewal of the Glencore tolling agreement, the decrease in production level under tolling arrangements was due to a partial curtailment beginning in October 2000 of production capacity to facilitate the reshaping of electrical power procurement to open periods. The production capacity of the Goldendale facility was cut to approximately two-thirds of normal capacity for the final three months of 2000, resulting in a decrease in production volume of 16.5 million pounds, with a related decrease in revenues from tolling agreements of $8.0 million.

     Offsetting the impact of volume changes, increases in average effective LME aluminum prices from $.60 per pound to $.71 per pound for the years ended December 31, 1999 and December 31, 2000, respectively, increased revenues from tolling contracts by $23.8 million.

     Sales of non-tolled products increased from $202.6 million to $219.6 million for the years ended December 31, 1999 and December 31, 2000, respectively, an increase of $17.0 million, or 8.4%. The primary factors affecting revenues from sales of non-tolled products were the rise in market prices of aluminum and changes in volumes shipped.

     An increase in average selling price of $.07 per pound because of the overall rise in the market price of aluminum provided an increase in non-tolling revenues of $18.1 million from 1999 to 2000. Somewhat offsetting this positive impact was a slight decrease in shipments of non-tolled aluminum products from
268.1 million pounds to 266.6 million pounds for the years ended December 31, 1999 and December 31, 2000, respectively, a decrease of 1.5 million pounds, or approximately one-half of one percent.

     Other revenues, primarily from the sale of carbon briquettes, decreased from $8.3 million for the year ended December 31, 1999 to $3.4 million for the year ended December 31, 2000.

     Cost of revenues decreased from $438.1 million to $394.8 million for the years ended December 31, 1999 and December 31, 2000, respectively, a decrease of $43.3 million, or 9.9%. As a percentage of revenues, cost of revenues declined from 96.8% to 93.2% for the years ended December 31, 1999 and December 31, 2000, respectively. The primary influences on cost of revenue were the cessation of the Glencore tolling agreement, a partial curtailment of production to facilitate the opportunity to have BPA remarket electrical power into the market place, an increase in market aluminum prices and an increase in our cost of power.

     Beginning January 1, 2000, the cessation of the Glencore tolling agreement enabled us to utilize our Northwest smelting capacity to provide material for our sales of non-tolled value-added product. This eliminated $57.9 million of cost of revenues for the year ended December 31, 2000. In addition, the cost of materials for approximately 75% of our non-tolled value-added product is now at our internal smelter production cost instead of market aluminum prices.

     The production capacity of the Goldendale facility was cut to approximately two-thirds of normal capacity during the last three months of 2000. This resulted in a decrease in production volume of 16.5 million pounds and a decrease in cost of revenues of $7.8 million.

     The increased market price of aluminum from 1999 to 2000 resulted in an increase of $15.5 million in our purchased metal costs over the prior year.

     For the years ended December 31, 1999 and December 31, 2000, respectively, power costs increased $4.8 million from $86.0 million in 1999 to $90.8 million in 2000. If we had been at full operation for the entire year our cost of power would have increased by approximately $9.4 million, but our reduced levels of production decreased our usage, thus decreasing our cost $4.6 million.

     Gross margin increased from $14.4 million for the year ended December 31, 1999, to $29.0 million for the year ended December 31, 2000, an increase of $14.6 million, or 101.4%. As a percentage of revenues, gross margin rose from 3.2% to 6.8% for the years ended December 31, 1999 and December 31, 2000, respectively. The increase in gross margin resulted primarily from the changes in revenues and cost of revenues (discussed above).

     Sales of the power made available from the curtailment in October 2000 generated $18.3 million, less the cost of the power, resulting in net proceeds of $14.0 million.

     The employee and contract costs related to the production curtailments at Goldendale during 2000 totaled $42.9 million, of which $40.8 million is reimbursable from the remarketing proceeds. The employee and contract costs related to the production curtailments at Northwest totaled $6.6 million, of which $5.4 million is reimbursable from the remarketing proceeds. Due to differing year-ends, the statement of operations does not include the Northwest costs or reimbursements.

     General and administrative expenses increased from $16.7 million to $19.4 million, for the years ended December 31, 1999 and December 31, 2000, respectively. As a percentage of revenues, general and administrative expenses increased from 3.7% to 4.6% for the years ended December 31, 1999 and December 31, 2000, respectively. The increase resulted primarily from the recognition of a $2.0 million provision for the possible non-collection of an account receivable.

     Interest expense increased from $22.0 million to $23.7 million for the years ended December 31, 1999 and December 31, 2000, respectively. The increase from 1999 to 2000 is due to increased borrowings under our revolving credit facility.

     Income tax benefit decreased from $3.7 million to an income tax expense of $4.4 million for the years ended December 31, 1999 and December 31, 2000, respectively. This change was due primarily to an increase in taxable income of Goldendale, a C corporation, for the year ended December 31, 2000 compared to 1999.

     As a result of the foregoing factors, we reported a net loss of $6.8 million for the year ended December 31, 2000 versus a net loss of $19.9 million for the year ended December 31, 1999.


1999 COMPARED TO 1998

     Primary and value-added aluminum produced under tolling contracts increased slightly from 526.3 million pounds in 1998 to 527.9 million pounds in 1999. Shipments of non-tolled value-added aluminum products were 270.5 million pounds and 268.1 million pounds for 1998 and 1999, respectively, a decrease of less than 1%.

     Revenues decreased from $479.3 million in 1998 to $452.5 million in 1999, a decrease of $26.8 million, or 5.6%. Revenues from tolling contracts decreased 9.3% from $266.3 million in 1998 to $241.6 million in 1999, primarily due to the decrease in average effective LME aluminum prices from $.67 per pound in 1998 to $.60 per pound in 1999. Sales on non-tolled value-added products decreased slightly from $204.6 million in 1998 to $202.6 million in 1999, due to the slight decrease in shipments from 1998 to 1999. Tolling revenues earned in 1998 and 1999 under the Hydro and Glencore tolling contracts were $178.1 million and $166.6 million, and $88.2 million and $75.0 million, respectively.

     Cost of revenues decreased from $447.9 million in 1998 to $438.1 million in 1999, a decrease of $9.8 million, or 2.2%. The cost of revenues decreased due to the decrease in the effective market aluminum prices in 1999 and reduced power costs from the liquidation of a power contract for $3.5 million.

     Gross margin decreased from $31.4 million in 1998 to $14.4 million in 1999, a decrease of 54.1%. As a percentage of revenues, gross margin declined from 6.6% to 3.2%. Gross margin declined due primarily to the decrease in revenues of $26.8 million, offset by a decrease in cost of revenues of $9.8 million.

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

LIQUIDITY AND CAPITAL RESOURCES

     During this period of curtailment, our cash flow and liquidity from operations will be supplemented by reimbursements for "qualified expenditures" from the remarketing proceeds received by BPA. "Qualified expenditures" include reimbursements for curtailment related employee costs, contract breakage fees, and operational inefficiencies, for capital expenditures and for debt service. For the period January 1, 2001 through September 30, 2001, these reimbursements are estimated to be $100 million, however no assurance can be given that such amounts will be realized.

     Historically, our cash and capital requirements have been satisfied through cash generated from operating activities and borrowings under our primary credit facilities. Before December 21, 1998, Goldendale and Northwest operated under independent credit facilities which were scheduled to mature in 2001 and consisted of total borrowings at December 21, 1998 of $125.2 million under term loans and revolving credit facilities. See Note 4 to the consolidated financial statements. We repaid these credit facilities with proceeds from the sale of our 12% first mortgage notes.

     Our current credit facility with Fleet Capital (previously BankBoston) is a $75.0 million senior secured revolving credit facility collateralized by all of the inventory, accounts receivable and other rights to payment of our subsidiaries. Availability under the revolving line of credit is controlled by a borrowing base formula based on eligible receivables and inventory, and there must always be at least $15 million available for borrowing at any given time. Based on this formula, we had net availability of approximately $62.5 million under the revolving line of credit at December 31, 2000, against which we had borrowed $47.2 million.

     Our liquidity and capital needs relate primarily to payment of principal and interest on borrowings, capital expenditures, including our facilities investment program, and distributions to our sole shareholder to pay income taxes. The first stage of the facilities investment program consisting of an expansion of the Goldendale casthouse and a 34-cell demonstration of new cell line technology has been completed. We have borrowed $20.0 million from Hydro under a note purchase agreement to partially finance this facilities investment program. Our liquidity and capital needs also relate to working capital and other general corporate requirements. Additionally, the Goldendale preferred stock became redeemable at our discretion after December 31, 1998. We anticipate that the funds necessary to redeem the Goldendale preferred stock will be drawn from our revolving credit facility with Fleet Capital. The redemption price for the Goldendale preferred stock at December 31, 2000 was $30.0 million plus any accrued but unpaid dividends, which totaled $16.8 million at December 31, 2000. We intend to pay a portion of accrued dividends (approximately $8.5 million) in 2001 to fund distributions from the Goldendale Retirement Plan, the holder of the Preferred Stock. Furthermore, we are subject to a number of contingencies and uncertainties.

     Our statement of cash flows for the periods indicated is summarized below:


                                                                         Year Ended December 31,
                                                                         -----------------------
                                                                     1998           1999           2000
                                                                   --------       --------       --------
                                                                           (Dollars in thousands)
Net cash provided by (used in) operating activities .........      $ 28,263       $(24,093)      $  8,557
Net cash used in investing activities .......................       (18,718)       (32,609)       (30,430)
Net cash provided by financing activities ...................        26,837         20,998         21,926
Increase (decrease) in cash and cash equivalents ............        36,382        (35,704)            53

     Net cash provided by (used in) operating activities was $28.3 million, $(24.1) million and $8.6 million for 1998, 1999 and 2000, respectively. The net cash provided by operating activities during 2000 of $8.6 million was primarily attributable to cash provided by our net loss, as adjusted for non-cash charges, of $24.1 million. Additionally, changes in working capital used net cash of $15.5 million. The decrease in working capital was primarily due to the transition from the Glencore tolling arrangement with related impacts on trade accounts receivable, inventories and trade accounts payable. The decrease in intercompany receivable was primarily due to the normalization of working capital needs of Northwest during the year and the net proceeds from sales of remarketed power that otherwise would have been used by Northwest in the fourth quarter of 2000.

     The net cash used in operating activities during 1999 of $24.1 million was primarily attributable to cash provided by our net loss, as adjusted for non-cash charges, of $8.2 million, offset by cash used in operating activities of $32.3 million attributable to changes in working capital needs. The changes in working capital requirements were primarily due to the rise in market aluminum prices and Northwest's transition from tolling to non-tolling.

     Net cash used in investing activities was $30.4 million in 2000, compared to net cash used in investing activities of $32.6 million in 1999 and $18.7 million in 1998. Cash used in investing activities in 2000 was primarily attributable to capital expenditures of $27.2 million. Cash used in investing activities in 1999 was primarily attributable to capital expenditures of $33.1 million.

     Net cash provided by financing activities was $21.9 million in 2000, compared to net cash provided by financing activities of $21.0 million in 1999, and net cash provided by financing activities of $26.8 million in 1998. Net cash provided from financing activities in 2000 was primarily attributable to net borrowings of $22.0 million under our credit facility. Net cash provided from financing activities in 1999 was primarily attributable to net borrowings of $25.3 million under our credit facility and $1.9 million paid in dividends.

     We believe cash flow from operations, available borrowings under our revolving credit facility and under our note purchase agreement with Hydro, reimbursements from BPA for "qualified expenditures" and cash on hand will provide adequate funds for our foreseeable working capital needs, planned capital expenditures and debt service and other obligations through 2001.

     Our ability to fund operations, make planned capital expenditures, such as our facilities investment program, make principal and interest payments on the notes, and remain in compliance with all of the financial covenants under our debt agreements will be dependent on our future operating performance. Our future operating performance is dependent on a number of factors, including aluminum and power prices, many of which are beyond our control. These factors include prevailing economic conditions and financial, competitive, regulatory and other factors affecting our business and operations, and may be dependent on the availability of borrowings under our revolving credit facility or other borrowings. We do not assure you our cash flow from operations, together with other sources of liquidity, will be adequate

     - to make required payments of principal and interest on the notes and our other debt;
     -    to finance anticipated capital expenditures;
     -    to fund working capital requirements; or
     - to fund the possible redemption of all outstanding shares of the Goldendale preferred stock.

     If we do not have sufficient available resources to repay any of our indebtedness when it becomes due and payable, we may need to refinance the indebtedness. We do not assure you refinancing will be available or available on reasonable terms.

SEASONALITY AND INFLATION

     Our results of operations can be affected by seasonal factors, such as substantial changes in the cost of electricity caused by weather related factors. We do not believe inflation has had a material effect on the consolidated financial statements for the periods presented.

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138 ("SFAS No. 138"), Accounting for Certain Derivative Instruments and Certain Hedging Activities. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 and No. 138 are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We adopted SFAS No. 133 and No. 138 as of the beginning of the fiscal year 2001. Management does not believe that the adoption of SFAS No. 133 and No. 138 will have any initial impact on its consolidated financial statements.

     As prescribed in EITF 00-10, "Accounting for Shipping and Handling Fees and Costs", we began reclassifying shipping and handling costs from a component of revenues to cost of revenues in the fourth quarter of 2000. This change required a restatement of revenues and cost of revenues for all periods presented.

FORWARD-LOOKING STATEMENTS

     This report contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report (see, for example, "-Overview," "-Recent Developments," "-Results of Operations," and "-Liquidity and Capital Resources" and "Business"). Such statements can be identified by the use of forward looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans," or "anticipates" or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the following:

     -    fluctuations in the price of primary aluminum;

     -    fluctuations in the market price of electricity;

     - our ability to obtain an affordable and reliable supply of electricity;

     -    servicing our substantial indebtedness;

     -    the incurrence of future indebtedness;

     - restrictions on our ability to operate our business imposed by the terms of our indebtedness;

     -    the effects of federal and state environmental laws and regulations;

     -    the continued viability of the technology used in our smelters;

     - our ability to operate effectively with and without tolling agreements, including the Hydro and Glencore tolling agreement;

     -    retaining and recruiting key personnel;

     -    changes in labor relations with the unions representing our employees;

     -    the timing of the restart of our smelter operations; and

     -    our ability to create or locate cost effective supplies of power.

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

ITEM 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We manage interest rate risk through the strategic use of fixed and variable interest rate debt and, to a limited extent, interest rate derivatives. At December 31, 2000, our derivative instrument consisted of an interest rate swap agreement which expires in 2003 and effectively fixes our interest rate at 6.4% on a notional principal amount of $20.0 million on our floating rate long-term debt. The agreement requires quarterly cash settlements for interest rate fluctuation outside of the fixed rate.

     In order to manage the risk of market aluminum prices and continue to service our customer commitments, the strategic use of options on aluminum were employed. During the curtailment, we are purchasing the 7,500 tons per month of aluminum that normally would be provided through our Northwest smelter operation. Options covering from 3,400 tons to 6,800 tons per month have been employed to protect against high aluminum prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The financial statements and supplemental data required by this item are included in this Report on Form 10-K commencing on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information about our directors, executive officers and certain other key employees as of the date of this document.


NAME                                            AGE      POSITIONS WITH THE COMPANY
- ----                                            ---      --------------------------
Brett E. Wilcox............................      47      Chairman, President and Director
Allen Barkley..............................      45      Deputy Chief Operations Officer
William R. Reid............................      52      Chief Financial Officer
Daniel J. Gnall............................      43      Vice President -- Sales and Marketing
Muhsin (Mac) Seyhanli......................      56      Chief Operations Officer
Gerald Miller..............................      59      Vice President, General Counsel and Secretary
Jessie Casswell............................      51      Vice President -- Purchasing
Stephen E. Babson..........................      50      Director
David Bolender.............................      68      Director
Mark O. Hatfield...........................      78      Director
Michael G. Psaros..........................      33      Director

     Brett E. Wilcox has served as our President since our inception in June 1998. Mr. Wilcox is also the President of Northwest Aluminum Company, which he founded in 1986, and since 1996 has served as the President of Goldendale Aluminum Company. Before founding Northwest in 1986, Mr. Wilcox was the Executive Director of Direct Service Industries, a trade association of ten large aluminum and other energy-intensive companies that purchase electricity from the Bonneville Power Administration. Before 1986, Mr. Wilcox was an attorney with Preston and Gates in Seattle, Washington, concentrating in energy and general business matters. Mr. Wilcox is chairman of the Oregon Economic Development Commission, Vice Chair of the Oregon Progress Board and active in various civic and business organizations.

     Allen Barkley joined Northwest in June 1995 as Production Engineering Manager and became Vice President and General Manager in October 1996. He became Deputy Chief Operations Officer of Golden Northwest Aluminum in October 2000 when the management groups of Northwest and Goldendale consolidated. Before joining Northwest, Mr. Barkley spent 18 years at a primary aluminum smelter facility in Columbia Falls, Montana where he served in a variety of capacities, including production, engineering, maintenance and public affairs.

     William R. Reid joined Northwest in 1986, became its Controller in 1993 and was appointed Chief Financial Officer of Northwest in 1996 and of Golden Northwest Aluminum in August 1998. Before joining Northwest, Mr. Reid was a senior auditor with Touche Ross & Co.

     Daniel J. Gnall joined Northwest in August 1991 as a metal trader, and in 1992 became Vice President -- Sales and Marketing responsible for metal purchasing and sales. He became Vice President - Sales and Marketing of Golden Northwest Aluminum in October 2000 when the management groups of Northwest and Goldendale consolidated. Before joining Northwest, Mr. Gnall was an account executive with Martin Marietta Corporation and worked for Cassmet International, Inc., a metals trading company where he served as its General Manager in charge of physical operations and non-ferrous metal purchasing and sales.

     Muhsin (Mac) Seyhanli became Chief Operations Officer of Golden Northwest Aluminum in August 1998. He was one of the founders of Columbia Aluminum Company, the predecessor of Goldendale, and since 1994 has been the general manager for all operations at Goldendale, becoming its Vice President and General Manager in 1996. Before his current position, Mr. Seyhanli was a cell line manager for both Columbia and Commonwealth Aluminum. Mr. Seyhanli has over 29 years of experience in the aluminum industry.

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

     Jessie Casswell became Vice President - Purchasing of Golden Northwest Aluminum in October 2000 when the management groups of Northwest and Goldendale consolidated. Prior to October 2000, she had been the Chief Financial Officer of Goldendale since 1998 and the Controller since 1984. She has served as Chief Financial Officer of Technologies since 1999. From 1972 to 1984, Ms. Casswell served as the Controller of Northwest. Ms. Casswell is also a member of the Executive Committee of the Goldendale profit sharing plan and is the Chairperson of the Trustees of the profit sharing plan.

     Stephen E. Babson became a director of Golden Northwest Aluminum in 1998. Since 1996, he has served as a director of Goldendale. Mr. Babson is the Chairman and a partner in the Portland office of Stoel Rives LLP, which acts as our counsel, since 1984. Mr. Babson is also a director of Roseburg Forest Products Co. and TechTracker.com, Inc., and serves on the advisory boards of several Pacific Northwest based technology companies. He is the general partner of Babson Capital Partners, LP, a private investment fund, and the secretary and director of the Oregon Symphony Association.

     David Bolender became a director of Golden Northwest Aluminum in 1998. Since 1996, he has served as a director of Goldendale. Since 1991, Mr. Bolender has served as Chairman of the Board of Electro Scientific Industries, Inc., a manufacturer of machine tools for the electronics industry. From May 1998 to 2000, Mr. Bolender served as Chief Executive Officer and Chairman of the Board of Protocol Systems, a manufacturer of medical vital sign monitoring instrumentation. From 1982 to 1991, Mr. Bolender was President of Pacific Power and Light Company and PacifiCorp Electric Operations Group. Before joining PacifiCorp in 1982, Mr. Bolender spent 12 years with Westinghouse Electric Corporation, where he managed the construction and operation of power plants around the world. He is a member of the board of directors of Benson Industries.

     Mark O. Hatfield became a director of Golden Northwest Aluminum and Goldendale in 1999. Since 1997, he has served as an administrative consultant to the Lasker Foundation, and as Chairman of Funding First, a medical and health research program of the Mary Woodward Lasker Trust. From 1967 to 1997, Mr. Hatfield served in the United States Senate as senator from the state of Oregon. From 1959 to 1967, he served as Governor of the state of Oregon. Mr. Hatfield serves on the board of directors of Lattice Semiconductor Corporation, a developer of high-performance programmable logic devices. Mr. Hatfield also serves on the Boards of Directors of Oregon Health Sciences University, the Bonneville Environmental Foundation, and GeoTrust Corp. Mr. Hatfield also is the Chairman of the Board of Directors of the Northwest Health Foundation.

     Michael G. Psaros became a director of Golden Northwest Aluminum in 1998. Since 1996, he has served as a director of Goldendale. Since 1991, Mr. Psaros has been a Principal of Keilin & Co. LLC, a New York investment bank. In 1998, Mr. Psaros became a founding Principal of KPS (Keilin, Psaros, Shapiro) Special Situations Fund, L.P., a private equity fund focused on investing in underperforming, distressed and troubled companies. Before joining Keilin and founding KPS, Mr. Psaros worked in the investment banking department of Bear, Stearns & Co. Inc. Mr. Psaros serves on the board of directors of United Road Services, Inc. Mr. Psaros was originally nominated to Goldendale's board by the President of the United Steelworkers of America.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     In the last fiscal year, our board of directors utilized the services of Messrs. Babson, Bolender, Hatfield and Psaros, our four outside directors, as a compensation committee. With the advice of the compensation committee, Brett Wilcox made the compensation decisions for executive officers.

EXECUTIVE COMPENSATION

     Compensation Summary. The following table sets forth compensation information for the President and our other six most highly compensated executives, each of whose total annual compensation exceeded $100,000 in 2000.

                           Summary Compensation Table


                                                                       Annual Compensation
                                                                                     Other Annual
                                                            Salary        Bonus      Compensation
                                                            ------        -----      ------------
Brett E. Wilcox, Chairman, President and
     Director
         2000 .......................................      $701,506      $500,000      $      0
         1999 .......................................      $603,581      $    532      $      0
         1998 .......................................      $601,806      $903,001      $      0

Muhsin (Mac) Seyhanli, Chief Operations Officer
         2000 .......................................      $154,846      $ 50,000      $      0
         1999 .......................................      $150,000      $100,573      $      0
         1998 .......................................      $150,000      $253,380      $      0

Gerald Miller, Vice President, General
     Counsel and Secretary
         2000 .......................................      $123,877      $ 25,000      $211,034
         1999 .......................................      $120,000      $ 50,869      $211,043
         1998 .......................................      $120,000      $ 49,101      $211,043

Jessie Casswell, Vice President - Purchasing
         2000 .......................................      $ 98,187      $ 15,000      $211,034
         1999 .......................................      $ 92,800      $ 50,989      $211,043
         1998 .......................................      $ 88,615      $ 68,718      $211,043

Allen Barkley, Deputy Chief Operations Officer
         2000 .......................................      $116,096      $ 35,000      $      0
         1999 .......................................      $108,810      $  1,316      $      0
         1998 .......................................      $106,950      $100,000      $      0

Daniel J. Gnall, Vice President - Sales and
     Marketing
         2000 .......................................      $116,096      $ 35,000      $      0
         1999 .......................................      $108,810      $  1,316      $      0
         1998 .......................................      $106,950      $100,000      $      0

William R. Reid, Chief Financial Officer
         2000 .......................................      $116,096      $ 50,000      $      0
         1999 .......................................      $108,810      $  1,316      $      0
         1998 .......................................      $106,950      $100,000      $      0


     The salaries of the above-named executive officers will be the same in fiscal 2001. Any increases in bonuses or other annual compensation will be dependent upon operating results and performance in fiscal 2001.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of March 27, 2001, 1,000 shares of common stock were outstanding, held of record by Brett E. Wilcox.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We sell semi-solid metalworking and other value-added products to Hot Metal Technologies, Inc. and Hot Metal Moldings, Inc. under annual purchase orders. Hot Metal Technologies and Hot Metal Moldings, suppliers of automotive parts, are each wholly owned by Brett Wilcox, our President and sole shareholder. Our sales to these companies under these purchase orders totaled approximately $5.8 million for the year ended December 31, 1999 and $6.4 for the year ended December 31, 2000. The terms of these sales were comparable to similar sales to non-affiliates. We also made advances to Hot Metal Technologies and Hot Metal Moldings during the years ended December 31, 1999 and 2000 by way of payroll and benefits expenses paid by Northwest Aluminum Company for Northwest employees on loan to these companies. On December 31, 1997, $4.0 million of the total amount then owed by Hot Metal Technologies and Hot Metal Moldings to us for accounts receivable and advances was converted to a note receivable. The note bears interest at 9.25% per year and is payable in quarterly installments beginning April 1, 1998 through September 2005. As of December 31, 2000, a combined total of approximately $4.1 million was owed by these companies to us, consisting of approximately $2.4 million on the note receivable and accounts receivable of approximately $1.7 million. The highest amount of total indebtedness of Hot Metal Technologies and Hot Metal Moldings to us since January 1, 1997 was $6.5 million.

     In 1998, the federal government made a grant of $750,000 to Hot Metal Technologies as contractor, and Northwest Aluminum Specialties as subcontractor, for semi-solid metalworking research.

     In 1999, we paid $1.9 million to Mr. Wilcox to pay taxes owed by him as a result of Internal Revenue Service adjustments for taxes owed for earlier periods for Northwest, which files as a Subchapter S corporation. In 1997, Northwest Aluminum Company paid $4.9 million to Mr. Wilcox to pay taxes owed by him as a result of Northwest's status as a Subchapter S corporation. The amount paid was in excess of actual tax liabilities and, of this amount, $2.9 million was recorded as a dividend. The remaining $2.0 million is recorded as a receivable on our consolidated balance sheet and is outstanding. No interest is payable upon the receivable.

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

     We are negotiating a plan and agreement with Northwest Energy Development, LLC, of which Mr. Wilcox is the sole member, pursuant to which we will be able to purchase at cost up to 100% of the power generated by the facilities to be built by Northwest Energy for the first 20 years after each facility begins commercial operation. See "Business - Access to Electric Power."

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


    (a)   1.  FINANCIAL STATEMENTS                                                                 Page in this Report.
                                                                                                   --------------------

              Report of Independent Certified Public Accountants...........................                F-2

              Consolidated Balance Sheets..................................................                F-3

              Consolidated Statements of Operations........................................                F-4

              Consolidated Statements of Shareholder's Equity..............................                F-5

              Consolidated Statements of Cash Flows........................................                F-6

              Summary of Significant Accounting Policies...................................                F-7

              Notes to Consolidated Financial Statements...................................               F-12

         2.   FINANCIAL STATEMENT SCHEDULES:

              NORTHWEST ALUMINUM COMPANY AND NORTHWEST ALUMINUM SPECIALTIES, INC.

              Report of Independent Certified Public Accountants...........................                S-2

              Combined Balance Sheets......................................................                S-3

              Combined Statements of Operations............................................                S-4

              Combined Statements of Shareholder's Equity..................................                S-5

              Combined Statements of Cash Flows............................................                S-6

              Summary of Significant Accounting Policies...................................                S-7

              Notes to Combined Financial Statements ......................................                S-10

              GOLDENDALE HOLDING COMPANY AND SUBSIDIARY

              Report of Independent Certified Public Accountants...........................                S-17

              Consolidated Balance Sheets..................................................                S-18

              Consolidated Statements of Operations........................................                S-19

              Consolidated Statements of Shareholders' Equity .............................                S-20

              Consolidated Statements of Cash Flows........................................                S-21

              Summary of Significant Accounting Policies...................................                S-22

              Notes to Consolidated Financial Statements ..................................                S-26

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

         10.10 Alumina Supply Agreement dated October 15, 1999 by Glencore Ltd. and Northwest Aluminum Company. Incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 1999. (Confidential treatment of portions of this document has been requested. The information omitted from this exhibit has been filed with the Commission.)

         10.11 Phantom Stock Termination Agreement dated August 1, 1996 between Goldendale Aluminum Company and Jessie Casswell. Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 31, 1999.*

         10.12 Block Power Sales Agreement, effective October 1, 2001, between the Bonneville Power Administration and the Registrant.

         10.13 Amendment to Alumina Supply Agreement, dated as of October 23, 2000, between Glencore Ltd. and Northwest Aluminum Company.

         10.14 Agreement on the Use of Net Proceeds from Remarketing, dated December 27, 2000, between the Registrant and the United Steelworkers of America.

         10.15 Remarketing Addendum to the 1996 Agreements, dated effective December 29, 2000, executed by the Bonneville Power Administration and the Registrant, Goldendale Aluminum Company and Northwest Aluminum Company.

         10.16 Side Agreement to Agreement to Toll Covert Alumina into Aluminum (Tolling Contract) between Hydro Aluminum Metal Products North America, Inc. and Goldendale Aluminum Company.

         10.17 Second Amendment to Alumina Supply Agreement, dated January 5, 2001, between Glencore Ltd. and Northwest Aluminum Company.

         10.18 Memorandum of Understanding, Curtailment of Operations due to Power Sale, dated January 11, 2001, between the Bargaining Units of the United Steelworkers of America and the Registrant, Northwest Aluminum Company and Goldendale Aluminum Company.

         12.1     Statements re Computation of Ratios.

         21.1     Subsidiaries of the Registrant.

         24.1 Powers of Attorney (included on signature pages of the Registration Statement).

- --------------------

         *        Management contract or compensatory arrangement.

(b)      Reports on Form 8-K

         Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Golden Northwest Aluminum, Inc., and the Co-Registrants named below, have duly caused this Report to be signed on their behalf by the undersigned, thereunto duly authorized, in The Dalles, Oregon, on March 30, 2001.

                                         GOLDEN NORTHWEST ALUMINUM, INC.



                                         By: /s/ BRETT E. WILCOX
                                            ------------------------------------
                                            Brett E. Wilcox
                                            President and Chairman of the Board

                                         CO-REGISTRANTS

                                         GOLDENDALE HOLDING COMPANY
                                         GOLDENDALE ALUMINUM COMPANY
                                         NORTHWEST ALUMINUM COMPANY
                                         NORTHWEST ALUMINUM SPECIALTIES, INC.



                                         By /s/ BRETT E. WILCOX
                                           -------------------------------------
                                                  Brett Wilcox
                                                  President

                                         NORTHWEST ALUMINUM TECHNOLOGIES, L.L.C.



                                         By /s/ WILLIAM R. REID
                                           -------------------------------------
                                                  William R. Reid
                                                  Vice President

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on March 30, 2001 on behalf of the Registrant and in the capacities indicated:

                        REGISTRANT OFFICERS AND DIRECTORS


              Signature                                                       Title
- ----------------------------------------             ------------------------------------------------------

/s/ BRETT E. WILCOX                                  President, Chairman of the Board and Director
- ----------------------------------------             (Principal Executive Officer)
Brett E. Wilcox

/s/ WILLIAM R. REID                                  Chief Financial Officer
- ----------------------------------------             (Principal Financial Officer and Principal Accounting
William R. Reid                                      Officer)

/s/ STEPHEN E. BABSON                                Director
- ----------------------------------------
Stephen E. Babson

                                                     Director
- ----------------------------------------
David Bolender

                                                     Director
- ----------------------------------------
Mark O. Hatfield

/s/ MICHAEL G. PSAROS                                Director
- ----------------------------------------
Michael G. Psaros


                      CO-REGISTRANT OFFICERS AND DIRECTORS

              Signature                                                       Title
- ----------------------------------------             ------------------------------------------------------

GOLDENDALE HOLDING COMPANY
NORTHWEST ALUMINUM COMPANY
NORTHWEST ALUMINUM SPECIALTIES, INC.

/s/ BRETT E. WILCOX                                  President and Director
- ----------------------------------------             (Principal Executive Officer)
Brett E. Wilcox

/s/ WILLIAM R. REID                                  Chief Financial Officer
- ----------------------------------------              (Principal Financial Officer and Principal Accounting
William R. Reid                                       Officer)


GOLDENDALE ALUMINUM COMPANY

/s/ BRETT E. WILCOX                                  President and Chairman of the Board
- ----------------------------------------             (Principal Executive Officer and Principal Financial
Brett E. Wilcox                                      Officer and Principal Accounting Officer)


/s/ STEPHEN E. BABSON                                Director
- ----------------------------------------
Stephen E. Babson


                                                     Director
- ------------------------------------
David Bolender

                                                     Director
- ------------------------------------
Mark O. Hatfield

                                                     Director
- ------------------------------------
Michael G. Psaros

NORTHWEST ALUMINUM TECHNOLOGIES, L.L.C.



/s/ BRETT E. WILCOX                                  Director
- ------------------------------------                 (Principal Executive Officer)
Brett E. Wilcox


/s/ WILLIAM R. REID                                  Chief Financial Officer
- ------------------------------------                 (Principal Financial Officer and Principal Accounting
William R. Reid                                      Officer)

                          INDEX TO FINANCIAL STATEMENTS



GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
Report of Independent Certified Public Accountants...................................................F-2
Consolidated Balance Sheets as of December 31, 1999 and 2000.........................................F-3
Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000.........................................................................................F-4
Consolidated Statements of Shareholder's Equity for the years ended December 31,
    1998, 1999 and 2000..............................................................................F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000.........................................................................................F-6
Summary of Significant Accounting Policies...........................................................F-7
Notes to Consolidated Financial Statements...........................................................F-12

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Golden Northwest Aluminum, Inc. and Subsidiaries
The Dalles, Oregon

     We have audited the accompanying consolidated balance sheets of Golden Northwest Aluminum, Inc. and Subsidiaries as of December 31, 1999 and 2000 and the related consolidated statements of operations, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As disclosed in Note 15 to the consolidated financial statements, during the year ended December 31, 2000 Golden Northwest Aluminum, Inc. and Subsidiaries temporarily curtailed the production of aluminum at its two smelter facilities.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Northwest Aluminum, Inc. and Subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ BDO SEIDMAN, LLP


Spokane, Washington
March 9, 2001

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                                DECEMBER 31,
                                                                                          -------------------------
                                 ASSETS (Note 4)                                            1999            2000
                                                                                          ---------       ---------
                                                                                               (IN THOUSANDS)
Current assets:
     Cash and cash equivalents .....................................................      $   1,929       $   1,982
     Trade accounts receivable, less allowance for doubtful accounts of $100
        (Note 14) ..................................................................         54,752          41,768
     Reimbursement receivable (Note 15) ............................................             --          40,795
     Current portion of receivable due from related company (Note 13) ..............          2,639           2,141
     Inventories (Note 1) ..........................................................         65,618          89,316
     Intercompany receivable .......................................................         13,106              --
     Income taxes refundable (Note 10) .............................................          3,121             811
     Deferred income taxes (Note 10) ...............................................             --           2,825
     Other current assets (Note 5) .................................................            666           2,149
                                                                                          ---------       ---------
              Total current assets .................................................        141,831         181,787
                                                                                          ---------       ---------
Property, plant and equipment, net (Note 2) ........................................        132,961         139,147
Goodwill, net of accumulated amortization of  $14,241 and $18,829 (Note 10) ........         81,348          74,186
Advances to shareholder ............................................................          2,000           2,000
Receivable due from related company, less current portion (Note 13) ................          1,824           1,985
Other assets, net (Notes 3 and 14) .................................................         10,667           9,388
                                                                                          ---------       ---------
                                                                                          $ 370,631       $ 408,493
                                                                                          =========       =========

                               LIABILITIES, PREFERRED STOCK AND SHAREHOLDER'S EQUITY

Current liabilities:
     Current portion of long-term debt (Notes 4 and 5) .............................      $  25,279       $  47,233
     Trade accounts payable ........................................................         45,925          21,744
     Accrued expenses (Note 8) .....................................................         16,806          16,986
     Accrued curtailment expenses (Note 15) ........................................             --          42,833
     Deferred income taxes (Note 10) ...............................................            215              --
     Current portion of dividends payable (Note 11) ................................             --           8,500
     Intercompany payable ..........................................................             --           4,241
                                                                                          ---------       ---------
              Total current liabilities ............................................         88,225         141,537
                                                                                          ---------       ---------
     Long-term debt, less current portion (Notes 4 and 5) ..........................        170,000         170,000
     Deferred income taxes (Note 10) ...............................................         15,012          15,498
     Deferred compensation notes payable (Note 7) ..................................            662              --
     Other long-term liabilities (Note 9) ..........................................          1,825           1,893
     Dividends payable (Note 11) ...................................................         13,163           8,311
                                                                                          ---------       ---------
              Total liabilities ....................................................        288,887         337,239
                                                                                          ---------       ---------

Commitments and contingencies (Notes 6, 7, 9 and 11)

Preferred stock of subsidiary (Note 11) ............................................         29,663          29,663

Shareholder's equity:
     Common stock,  no par value; 350,000 shares authorized; 1,000 shares
        issued and outstanding .....................................................             --              --
     Additional paid-in capital ....................................................         63,628          63,628
     Accumulated deficit ...........................................................        (11,547)        (22,037)
                                                                                          ---------       ---------
              Total shareholder's equity ...........................................         52,081          41,591
                                                                                          ---------       ---------
                                                                                          $ 370,631       $ 408,493
                                                                                          =========       =========


    See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             YEAR ENDED DECEMBER 31,
                                                                   -----------------------------------------
                                                                        1998           1999             2000
                                                                   ---------       ---------       ---------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues (Notes 6 and 13) ...................................      $ 479,276       $ 452,491       $ 423,800
Cost of revenues (Note 13) ..................................        447,883         438,101         394,776
                                                                   ---------       ---------       ---------
Gross margin ................................................         31,393          14,390          29,024
Net gains on power sales (Note 15) ..........................             --              --          13,980
Reimbursement of expenditures (Note 15) .....................             --              --          40,795
Curtailment expenses (Note 15) ..............................             --              --         (42,944)
General and administrative expenses .........................       (18,119)         (16,672)        (19,431)
                                                                   ---------       ---------       ---------
Operating income (loss) .....................................         13,274          (2,282)         21,424
                                                                   ---------       ---------       ---------
Other income (expense):
   Interest expense (Notes 4 and 10) ........................        (14,180)        (21,977)        (23,701)
   Other income (expense), net ..............................            614             603            (157)
                                                                   ---------       ---------       ---------
Net other expense ...........................................        (13,566)        (21,374)        (23,858)
                                                                   ---------       ---------       ---------
Loss before income taxes ....................................           (292)        (23,656)         (2,434)
Income tax expense (benefit) (Note 10) ......................          3,009          (3,745)          4,408
                                                                   ---------       ---------       ---------
Loss before extraordinary item ..............................         (3,301)        (19,911)         (6,842)
Extraordinary item - loss on extinguishment of debt
   (net of income tax benefit of $513) (Note 4) .............         (1,552)             --              --
                                                                   ---------       ---------       ---------
Net loss ....................................................      $  (4,853)      $ (19,911)      $  (6,842)
                                                                   =========       =========       =========

Loss before extraordinary item ..............................      $  (3,301)      $ (19,911)      $  (6,842)
Dividends accrued on preferred stock of subsidiary ..........         (3,648)         (3,648)         (3,648)
                                                                   ---------       ---------       ---------
Loss to common shareholder ..................................         (6,949)        (23,559)        (10,490)
Extraordinary item ..........................................         (1,552)             --              --
                                                                   ---------       ---------       ---------
Net loss to common shareholder ..............................      $  (8,501)      $ (23,559)      $ (10,490)
                                                                   =========       =========       =========

Loss per share - basic and diluted:
Loss before extraordinary item ..............................      $  (6,949)      $ (23,559)      $ (10,490)
Extraordinary item ..........................................         (1,552)             --              --
                                                                   ---------       ---------       ---------
Net loss per share of common stock ..........................      $  (8,501)      $ (23,559)      $ (10,490)
                                                                   =========       =========       =========

Weighted average shares of common stock outstanding .........          1,000           1,000           1,000
                                                                   =========       =========       =========




    See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY




                                                                                                     RETAINED
                                                                                                     EARNINGS         TOTAL
                                                               COMMON STOCK          ADDITIONAL      (ACCUMU-         SHARE-
                                                           ----------------------      PAID-IN         LATED)        HOLDER'S
                                                            SHARES        AMOUNT       CAPITAL        DEFICIT)        EQUITY
                                                           --------      --------      --------       --------       --------
                                                                           (IN THOUSANDS EXCEPT SHARE DATA)
Balance at January 1, 1998 ............................       1,000      $     --      $ 65,504       $ 20,513       $ 86,017
Dividends accrued on preferred stock ..................          --            --            --         (3,648)        (3,648)
Net loss ..............................................          --            --            --         (4,853)        (4,853)
                                                           --------      --------      --------       --------       --------

Balance at December 31, 1998 ..........................       1,000            --        65,504         12,012         77,516
Dividends accrued on preferred stock ..................          --            --            --         (3,648)        (3,648)
Dividends paid on common stock ........................          --            --        (1,876)            --         (1,876)
Net loss ..............................................          --            --            --        (19,911)       (19,911)
                                                           --------      --------      --------       --------       --------

Balance at December 31, 1999 ..........................       1,000            --        63,628        (11,547)        52,081
Dividends accrued on preferred stock ..................          --            --            --         (3,648)        (3,648)
Net loss ..............................................          --            --            --         (6,842)        (6,842)
                                                           --------      --------      --------       --------       --------

Balance at December 31, 2000 ..........................       1,000      $     --      $ 63,628       $(22,037)      $ 41,591
                                                           ========      ========      ========       ========       ========


    See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                YEAR ENDED DECEMBER 31,
                                                                        -----------------------------------------
                                                                             1998            1999            2000
                                                                        ---------       ---------       ---------
                                                                                     (IN THOUSANDS)
Cash flows from operating activities:
   Net loss ......................................................      $  (4,853)      $ (19,911)      $  (6,842)
   Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities
     Depreciation and amortization ...............................         20,342          22,523          25,140
     Amortization of financing costs .............................             29           1,049           1,059
     Loss (gain) on disposal of assets ...........................            (38)            197             480
     Provision for bad debts .....................................          1,500              --           2,037
     Unrealized loss on derivative financial instruments .........             --              --           1,567
     Extraordinary loss ..........................................          2,065              --              --
     Deferred income taxes .......................................            487           4,376             610
     Change in assets and liabilities, net of effect of
         Trade accounts receivable ...............................         13,198          (6,588)         10,947
         Reimbursement receivable ................................             --              --         (40,795)
         Inventories .............................................          5,809         (10,535)        (23,698)
         Prepaid expenses ........................................           (259)            120             525
         Income taxes refundable .................................           (955)         (5,318)          2,310
         Other assets ............................................            527          (1,676)            194
         Trade accounts payable ..................................         (6,878)          4,890         (24,181)
         Accrued expenses ........................................         (3,214)            220          (1,044)
         Accrued curtailment expenses ............................             --              --          42,833
         Intercompany payable/receivable .........................            418         (13,524)         17,347
         Other liabilities .......................................             85              84              68
                                                                        ---------       ---------       ---------
Net cash provided by (used in) operating activities ..............         28,263         (24,093)          8,557
                                                                        ---------       ---------       ---------
Cash flows from investing activities:
   Proceeds from disposal of assets ..............................          1,210              --              43
   Acquisition of property, plant and equipment ..................        (19,010)        (33,098)        (27,235)
   Premiums paid for derivative financial instruments ............             --              --          (3,575)
   Net payments from (advances to) related company ...............           (918)            489             337
                                                                        ---------       ---------       ---------
Net cash used in investing activities ............................        (18,718)        (32,609)        (30,430)
                                                                        ---------       ---------       ---------
Cash flows from financing activities:
   Borrowings under revolving credit facilities ..................        300,772          57,000         404,926
   Repayments under revolving credit facilities ..................       (299,762)        (31,721)       (382,972)
   Principal repayments of term loan facilities ..................        (11,904)             --              --
   Proceeds from long-term borrowings ............................         45,953              --              --
   Deferred finance costs ........................................         (7,035)             --              --
   Principal payments on deferred compensation notes .............         (1,662)         (1,072)         (1,074)
   Dividends paid on common stock ................................             --          (1,876)             --
   Increase (decrease) in bank overdraft .........................            475          (1,333)          1,046
                                                                        ---------       ---------       ---------
Net cash provided by financing activities ........................         26,837          20,998          21,926
                                                                        ---------       ---------       ---------
Net increase (decrease) in cash and cash equivalents .............         36,382         (35,704)             53
Cash and cash equivalents, beginning of year .....................          1,251          37,633           1,929
                                                                        ---------       ---------       ---------
Cash and cash equivalents, end of year ...........................      $  37,633       $   1,929       $   1,982
                                                                        =========       =========       =========


Supplemental Disclosures of Cash Flow Information (Note 12)

    See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                             (DOLLARS IN THOUSANDS)


OPERATIONS, PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The operations of Golden Northwest Aluminum, Inc. ("Golden" or the "Company") consist primarily of the smelting conversion of alumina to aluminum, processing of aluminum into primary products, and the sale of those products within one business segment (Note 15). The Company's operating subsidiaries' smelting operations were under tolling agreements with aluminum suppliers through December 1999. In December 1999, Northwest Aluminum Company chose not to continue its tolling arrangement and allowed it to expire. Goldendale Aluminum Company smelting operations are under a tolling agreement that has been amended and now expires December 31, 2013. The operations are located in the Pacific Northwest on the Columbia River. Approximately 80% of the labor force of the Company's subsidiaries is subject to collective bargaining agreements. The agreement with Goldendale's labor force is due to expire June 1, 2001 and the agreement with Northwest's labor force is due to expire July 1, 2001. The Company and the collective bargaining units are in discussions to extend the expiration dates of current labor agreements until September 2001.

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

      The Company, Goldendale and Technologies report on a December 31 year basis; Northwest reports on a September 30 fiscal year basis. Included in current assets at December 31, 1999 is $13,106, and included in current liabilities at December 31, 2000 is $4,241, representing the portion of intercompany advances which do not eliminate due to the differing year-ends. All other significant intercompany accounts and transactions have been eliminated.

     Consolidated and separate results of Northwest, Goldendale and Technologies are as follows:


                                                      YEAR ENDED DECEMBER 31,
                                            -----------------------------------------
                                                 1998            1999            2000
                                            ---------       ---------       ---------
Revenues:
   Northwest .........................      $ 300,724       $ 283,609       $ 238,866
   Goldendale ........................        178,552         168,882         184,934
                                            ---------       ---------       ---------
                                            $ 479,276       $ 452,491       $ 423,800
                                            =========       =========       =========

Net income (loss):
   Northwest .........................      $  (3,483)      $  (8,278)      $  (7,662)
   Goldendale ........................           (111)         (9,220)          4,009
   Technologies ......................           (336)           (551)           (903)
   Golden ............................             --              --          (1,567)
   Consolidating adjustments .........           (923)         (1,862)           (719)
                                            ---------       ---------       ---------
                                            $  (4,853)      $ (19,911)      $  (6,842)
                                            =========       =========       =========

               GOLDEN NORTHWEST ALUMINUM COMPANY AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                             (DOLLARS IN THOUSANDS)

REVENUE RECOGNITION

      Revenues for the conversion of alumina and processing of aluminum under tolling arrangements are recognized upon completion of the tolling process. Under the tolling arrangements, alumina suppliers deliver their alumina to the Company. The alumina is converted to aluminum in reduction cells by putting it in liquid form by dissolving it in an "electrolyte" solution and then passing electric current through the "electrolyte" to separate the alumina into its two parts, aluminum and oxygen. This process is continuous and is nearly instantaneous as the alumina is dissolved in the "electrolyte". Revenues from the processing and sale of aluminum products are recognized upon shipment. Net gains from the sale of power are recognized during the period that the associated power is provided.

      Revenues billed to customers from shipping and handling are included in revenues for financial reporting purposes. Costs for the related shipping and handling expenses have been included in cost of revenues.

INVENTORIES

      Inventories are stated at the lower of cost or market. Cost is determined by the weighted-average cost method.

FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

      The fair values of financial instruments have been determined through information obtained from quoted market sources and management estimates (Note
5).

      The Company does not invest in financial instruments or derivatives for trading purposes. From time to time, as part of its risk management strategy, the Company uses derivative financial instruments to hedge exposure to changes in the price of aluminum. If the financial instrument qualifies for hedge accounting, changes in market value of the instrument and the premium paid are deferred until the gain or loss is recognized on the hedged commodity. If the contract is not a hedge or does not qualify for hedge accounting, changes in market value are recorded currently in cost of revenues.

      Goldendale has entered into an interest rate swap agreement for purposes of minimizing exposure to interest rate risk. The differential between the floating interest rate and the fixed interest rate, which is to be paid or received, is recognized in interest expense as the floating interest rate changes over the life of the agreement.

PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment including cell relining costs are stated at cost, less accumulated depreciation and amortization. For financial reporting purposes, the costs of plant and equipment are depreciated over the estimated useful lives of the assets, which range from three to forty years, using the straight-line method.

               GOLDEN NORTHWEST ALUMINUM COMPANY AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                             (DOLLARS IN THOUSANDS)

GOODWILL

      Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is being amortized on a straight-line basis over twenty years. The Company periodically evaluates the recoverability of goodwill. The measurement of possible impairment is based primarily on the Company's ability to recover the unamortized balance of the goodwill from expected future operating cash flows on an undiscounted basis (Note 10).

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

INTEREST COSTS

      The Company follows the policy of capitalizing interest as a component of the cost of property, plant and equipment constructed for its own use. Interest costs of $44, $576 and $498 were capitalized during the years ended December 31, 1998, 1999 and 2000, respectively.

INCOME TAXES

      Both the Company and its Northwest and Technologies subsidiaries have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, the Company, including these subsidiaries, does not pay federal or state corporate income taxes on its taxable income. Instead, the Company's shareholder is liable for individual federal and state income taxes on its taxable income. It is the Company's intention to pay dividends to the shareholder in an amount no less than the sum of these federal and state income taxes.

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

ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. Those estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               GOLDEN NORTHWEST ALUMINUM COMPANY AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                             (DOLLARS IN THOUSANDS)

CONCENTRATIONS OF CREDIT RISK

      Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with various high quality financial institutions; these deposits may exceed federally insured limits at various times throughout the year. Northwest sells its products to various customers involved in the manufacturing of aluminum products located throughout the United States. Credit risk arising from these receivables is controlled through credit approval, credit limit and monitoring procedures. Receivables due from the Company's two primary tolling customers prior to December 1999 comprise 41% of the Company's total trade accounts receivable at December 31, 1999. Receivables due from the Company's one tolling customer after December 1999 comprise 30% of the Company's total trade accounts receivable at December 31, 2000. All of the reimbursement receivable is due from Bonneville Power Administration. In management's opinion the credit risk associated with non-payment of the reimbursement receivable is considered minimal as the Bonneville Power Administration is an agent of the government of the United States of America.

RESEARCH AND DEVELOPMENT COSTS

      Expenditures associated with research and development for existing product process improvements are expensed as incurred. These costs amounted to $1,194, $2,070 and $853 during the years ended December 31, 1998, 1999 and 2000, respectively. Depreciation on equipment used for research and development amounted to $0, $47 and $14 during the years ended December 31, 1998, 1999 and 2000.

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

RECLASSIFICATIONS

      Certain reclassifications of 1998 and 1999 amounts have been made to conform to classifications used in 2000. As prescribed in EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company began reclassifying shipping and handling costs from a component of revenues to cost of revenues in the fourth quarter of 2000. This change required a restatement of revenues and cost of revenues for all periods presented.

               GOLDEN NORTHWEST ALUMINUM COMPANY AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                             (DOLLARS IN THOUSANDS)

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138 ("SFAS No. 138"), Accounting for Certain Derivative Instruments and Certain Hedging Activities. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 and 138 are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 and No. 138 as of the beginning of the fiscal year 2001. Management does not believe that the adoption of SFAS No. 133 and No. 138 will have any initial impact on its consolidated financial statements.

EARNINGS (LOSS) PER SHARE

      Basic earnings per share includes no dilution and is calculated by dividing income (loss) available to common shareholders after preferred stock dividends accrued, by the average number of shares actually outstanding during the period. Diluted earnings per share reflects the potential dilution of securities (such as stock options, warrants and securities convertible into common stock) that could share in the earnings of an entity. The Company has no dilutive securities as of December 31, 2000.

               GOLDEN NORTHWEST ALUMINUM COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.    INVENTORIES

      Inventories consist of the following:


                                                                                                      DECEMBER 31,
                                                                                                 ----------------------
                                                                                                     1999          2000
                                                                                                 --------      --------
                 Purchased metals and tolling in process ..................................      $ 42,880      $ 60,425
                 Supplies and alloys ......................................................        13,619        15,303
                 Carbon plant materials ...................................................         5,414         4,844
                 Alumina ..................................................................         3,705         8,744
                                                                                                 --------      --------
                                                                                                 $ 65,618      $ 89,316
                                                                                                 ========      ========

3.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following:

                                                                                                        DECEMBER 31,
                                                                                                 ----------------------
                                                                                                     1999          2000
                                                                                                 --------      --------

                 Land and improvements ....................................................      $  7,814      $  7,821
                 Machinery and equipment ..................................................       148,993       165,939
                 Buildings and improvements ...............................................        40,679        41,263
                 Capital projects in process ..............................................        12,133        18,817
                                                                                                 --------      --------
                                                                                                  209,619       233,840
                 Less accumulated depreciation ............................................        76,658        94,693
                                                                                                 --------      --------
                                                                                                 $132,961      $139,147
                                                                                                 ========      ========


     During 1998, the Company changed its method of accounting for cell relining costs from expensing such costs as incurred to capitalizing and amortizing these costs over future periods. As a result of relining the cells with improved materials, the useful life of the individual cells has increased. In addition, the cell relining activity and related expenditures vary each year. The Company believes that the new method improves the matching of revenues and costs as technological improvements have extended the estimated period of economic benefit realized from cell relining. The change was applied by retroactively restating the previously issued consolidated financial statements.

               GOLDEN NORTHWEST ALUMINUM COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             (DOLLARS IN THOUSANDS)

3.    OTHER ASSETS

      Other assets consist of the following:

                                                                                                      DECEMBER 31,
                                                                                                 ----------------------
                                                                                                     1999          2000
                                                                                                 --------      --------
                Long-term trade receivable, less allowance for
                   doubtful accounts of $900 ..............................................      $  1,572      $  1,316
                Debt issue costs, net of accumulated amortization
                   of $1,078 and $2,137 ...................................................         6,522         5,463
                Restricted cash ...........................................................         1,844         1,906
                Power project assets held for sale ........................................           543           543
                Other .....................................................................           186           160
                                                                                                 --------      --------
                                                                                                 $ 10,667      $  9,388
                                                                                                 ========      ========

      Restricted cash consists of cash held in trust and committed for environmental cleanup and workers compensation self-insurance as required by the State of Washington. These monies will be disbursed at a future date as allowed by the State.

4.    LONG-TERM DEBT

      Long-term debt consists of the following:


                                                                                                     DECEMBER 31,
                                                                                                 ----------------------
                                                                                                   1999          2000
                                                                                                 --------      --------
                First mortgage notes ......................................................      $150,000      $150,000
                Subordinated credit agreement .............................................        20,000        20,000
                Revolving credit facility .................................................        25,279        47,233
                                                                                                 --------      --------
                Long-term debt ............................................................       195,279       217,233
                Less current portion ......................................................        25,279        47,233
                                                                                                 --------      --------
                Long-term debt less current portion .......................................      $170,000      $170,000
                                                                                                 ========      ========

      In December 1998, the Company issued $150 million of 12% first mortgage notes due on December 15, 2006. Interest is payable semi-annually on June 15 and December 15, commencing June 15, 1999. Payment of the notes is guaranteed by all of the Company's subsidiaries. The debt is collateralized by substantially all of the real property, plant and equipment of the Company's subsidiaries and by a pledge of all of the issued and outstanding capital stock of the Company's subsidiaries. On or after December 15, 2002, the notes are redeemable at the option of the Company at specified redemption prices. There are no sinking fund requirements. The indenture agreement limits principal payments on subordinated debt, dividends or shareholder distributions, and investments in subsidiaries. In connection with the issuance of the notes, each of the Company's direct and indirect wholly owned subsidiaries has jointly and severally guaranteed the notes on a full and unconditional basis. (See Note 5.)

      In December 1998, the Company entered into a $75 million bank revolving credit facility, which matures on December 20, 2003 and is collateralized by inventory, accounts receivable and related intangibles, including a security interest in the Company's tolling agreement. Borrowings under the credit facility bear interest at a floating base rate plus from 0.50% to 1.00% (10.50% at December 31, 2000) or the LIBOR rate plus from 2.00% to 2.50% (9.18% at December 31, 2000). The additional

               GOLDEN NORTHWEST ALUMINUM COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             (DOLLARS IN THOUSANDS)

margin is dependent upon the consolidated ratio of earnings before interest, income taxes, depreciation and amortization to interest expense. The credit facility provides for the payment of a commitment fee of 0.50% per annum based on the unused portion of the credit facility. The credit agreement contains restrictive covenants, including a minimum net worth requirement, a minimum excess availability requirement and limitations on capital expenditures, dividends, additional indebtedness, mergers and other business combinations, assets sales, encumbrances, investments and transactions with affiliates. The Company was in compliance with these covenants at December 31, 2000.

      Also in December 1998, the Company entered into a subordinated credit agreement with Norsk Hydro USA, Inc. pursuant to which $20 million was advanced. The debt bears interest at LIBOR plus two percent (8.82% at December 31, 2000) and is due in December 2005. The debt is secured by a second lien and a pledge on the collateral securing the first mortgage notes and is guaranteed by the Company's subsidiaries. Except for the collateral security, the guarantees by the Company are subordinate to the indebtedness under the bank revolving credit facility. The credit agreement provides for additional borrowings of $10 million on or prior to December 31, 2001.

     On January 21, 1999, the Company terminated at no cost its existing interest rate swap agreements and entered into a new swap agreement that expires in 2003. The fixed interest rate paid on the new swap is 6.4% and covers $20 million of notional principal amount of floating rate (LIBOR) indebtedness of the Company. Although the Company is exposed to credit loss on the interest rate swap in the event of nonperformance by the counterparties, the Company estimates the likelihood of such nonperformance to be remote. At December 31, 1999 and 2000, the fair value of the interest rate swap was approximately $92 and $350, respectively, which reflects the estimated amount that the Company would pay to terminate the contracts.

5.    FINANCIAL INSTRUMENTS

      Derivative Financial Instruments

      The Company holds call options for the purpose of mitigating the risk of market price fluctuations of anticipated aluminum purchases. These options required the payment of an upfront premium in return for the right to receive the amount, if any, by which the price at the settlement date exceeds the strike price. At December 31, 2000, the Company had option contracts that established a price range for 3,400 to 6,800 metric tons of primary aluminum per month over an 11-month period beginning January 1, 2001. For the year ended December 31, 2000, there was a loss as a result of these positions of $1,567. At December 31, 2000, the fair value of these options of $2,008 is included in other current assets.

      Fair Value of Financial Instruments

      For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, certain long-term debt, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. Consequently, such financial instruments are not included in the following table that provides information about the carrying amounts and estimated fair values of the first mortgage notes based on quoted market prices (Note 4):

               GOLDEN NORTHWEST ALUMINUM COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             (DOLLARS IN THOUSANDS)


                                                         DECEMBER 31,
                                                   ----------------------
                                                       1999          2000
                                                   --------      --------

                Carrying amount .............      $150,000      $150,000
                Estimated fair value ........      $150,000      $135,000

6.    ALUMINA TOLLING CONVERSION AGREEMENTS

      Both Goldendale and Northwest had agreements with alumina suppliers for the conversion of alumina to aluminum for a tolling charge under which the entire production capacity of the smelting facilities is dedicated to the tolling of its supplier's alumina. The supplier is obligated to supply, without charge, alumina sufficient to meet the requirements for full operation. The tolling fees set forth in the contracts are a percentage of the price of aluminum quoted on the London Metal Exchange. Goldendale's agreement, as amended, continues through December 31, 2011, and Northwest's agreement terminated on December 31, 1999. These two tolling customers accounted for 19% and 37% of the Company's consolidated revenues in 1998, 17% and 37% of the Company's consolidated revenue in 1999, and 5% and 43% of the Company's consolidated revenue in 2000.

      In December 2000, Goldendale entered into an agreement modifying the terms of its alumina tolling agreement. The modification allows for a reduction in the amount of aluminum production through September 2001 to a level of approximately 15% of Goldendale's capacity and extends the tolling arrangement to December 31, 2013. In connection with the modification, Goldendale incurred modification charges of $38,750, which is included in curtailment expenses in the statement of operations (Note 15).

      In October 1999, Northwest entered into an agreement to purchase alumina from a supplier at a cost based on a percentage of the price of aluminum quoted on the London Metals Exchange with deliveries scheduled over a 5-year period. In October 2000 and again in December 2000, the Company entered into agreements modifying the terms of their alumina supply contract. The modifications allow for a reduction in the amount of alumina to be purchased through 2001. The modifications are reflected in the commitment schedule (Note 9). In connection with the modifications, Northwest incurred charges of $3,200 (Note 15).

7.    EMPLOYEE BENEFIT PLANS

      Profit Sharing Bonus Plans

      Northwest has entered into a contractual agreement, which continues through June 30, 2001, with the United Steelworkers of America, AFL-CIO, to pay annually as additional compensation 20% of the combined net income of Northwest, as adjusted in accordance with the agreement. Northwest's total additional compensation bonuses under this agreement amounted to approximately $829, $298 and $698 during the fiscal years ended September 30, 1998, 1999 and 2000, respectively.

      Goldendale has a profit sharing plan for its hourly and salaried employees. All Goldendale employees are eligible participants in this plan upon completion of a probationary period. The plan provides for payments equal to a percentage of Goldendale's profits, as defined. These amounts are to be distributed to eligible participants on or before March 31 following Goldendale's year-end. For the years ended December 31, 1998, 1999 and 2000, Goldendale recorded approximately $380, $0 and $1,488, respectively, of expense related to this plan.

               GOLDEN NORTHWEST ALUMINUM COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             (DOLLARS IN THOUSANDS)



      Retirement Benefit Plans

      Northwest has a defined contribution 401(k) profit sharing plan (the "401(k) Plan") covering substantially all Northwest employees under which employees may elect to defer pay subject to statutory limits. Northwest is committed to contribute the greater of $.25 per eligible hour worked or 5% of the combined adjusted net income of Northwest. In addition, Northwest is required to make matching contributions of 25% of elective deferrals. Northwest may also make discretionary contributions to the 401(k) Plan. Total contributions by Northwest to the 401(k) Plan amounted to approximately $341, $694 and $964 during the fiscal years ended September 30, 1998, 1999 and 2000, respectively.

      Goldendale has a 401(k) profit sharing plan under which employees may elect to defer pay subject to statutory limits. Goldendale also makes matching contributions for nonbargaining employees on the basis of percentages specified in the plan and discretionary contributions as determined on an annual basis. Goldendale also maintained a separate profit sharing retirement plan (the "DC Plan") which provided retirement benefits for substantially all of its employees. Goldendale is committed to contribute the greater of 5% of net income or $.25 per eligible hour worked. During 1999, the separate profit sharing retirement plan was merged into the 401(k) profit sharing plan. For the periods ended December 31, 1998, 1999 and 2000, Goldendale recorded approximately $290, $514 and $384 of expense for plan contributions.

      Deferred Compensation Notes Payable

      In connection with the acquisition of Goldendale in 1996, the Company entered into deferred compensation agreements with certain employees in exchange for the employees waiving their rights under stock-based compensation and other employment agreements which existed at that date. The notes are payable in monthly installments of approximately $115, including interest at 8.75%, through 2001.

8.    ACCRUED EXPENSES

      Accrued expenses consist of the following:


                                                 DECEMBER 31,
                                             --------------------
                                                1999         2000
                                             -------      -------

Bonuses and employee benefits .........      $ 4,275      $ 5,762
Salaries and related expenses .........        3,956        5,322
Interest ..............................        3,163        1,548
Bank overdraft ........................        1,574        2,620
Other .................................        3,838        1,734
                                             -------      -------
                                             $16,806      $16,986
                                             =======      =======


9.    COMMITMENTS AND CONTINGENCIES

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

      During 1999, the Company contracted for the design and construction of a bath reclaim facility at Goldendale. In connection therewith, a dispute has arisen over contract change orders to an engineering

               GOLDEN NORTHWEST ALUMINUM COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             (DOLLARS IN THOUSANDS)

and construction contract. The Company has accrued an estimate of the costs to settle the claim in the amount of $520. If the settlement offer is not accepted, the ultimate cost to the Company may exceed this accrual.

     As of December 31, 1999 and 2000, the Company had a liability of approximately $1,825 and $1,893, respectively, for estimated environmental remediation activities to be taken on the Company's facility. The Company's estimate of this liability is based on a remediation study conducted by independent engineering consultants. The total cost of remediation is estimated at $3 million; however, under a court decree the Company is only responsible for approximately one-half of the total. The remaining cost is the responsibility of prior owners. No accrual has been provided for the Northwest facility as the Company is unaware of any current condition which would give rise to remedial action.

      In December 2000, the Company was designated as a potentially responsible party (PRP) by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, and by the State of Oregon under applicable state laws with respect to the Portland Harbor Superfund site in Portland, Oregon. Other PRPs also have been so designated. The Company, along with other PRPs, is participating in the funding of a remedial investigation/feasibility study. Management does not anticipate selection of a remedy for several years and is of the opinion that the Company will be found to have a de minimus liability, if any, in the outcome of the matter.

      The Company has entered into various agreements for the purchase of power, alumina, and aluminum, including agreements with the Bonneville Power Administration (BPA) for the purchase of electrical power at fixed rates. Contracts with BPA expiring on September 30, 2001, were modified in December 2000 (Note 15).

      Future estimated minimum payments under non-cancelable agreements at December 31, 2000 are as follows:


YEAR ENDING DECEMBER 31,                   AMOUNT
- ------------------------------------      --------
2001 ...............................      $ 66,781
2002 ...............................        32,022
2003 ...............................        32,022
2004 ...............................        32,022
                                          --------
                                          $162,847
                                          ========


      In October 2000, the Company entered into a new electrical power sale agreement with BPA that will be effective from October 1, 2001 through September 30, 2006. The Company expects that 50% of its electrical power requirements will be met through this contract. The new contract allows the Company to direct the available power to the facilities. The power rates set forth under the new contract are subject to review by the Federal Energy Regulatory Commission. Because the rate for BPA power will not be determinable until the conclusion of the review, the Company has the right to terminate the contract within a specified time period after the review. Under the new contract, the BPA Administrator may have broad discretion to temporarily or permanently limit or terminate purchases of power in circumstances in which the Administrator determines that the Company is not in compliance with all applicable federal, state and local laws and regulations.

10.   INCOME TAXES

      Income tax expense (benefit) consists of the following:


                                                                       YEAR ENDED DECEMBER 31,
                                                                ------------------------------------
                                                                     1998         1999          2000
                                                                ---------    ---------     ---------
Current ..................................................      $   2,009    $  (7,338)    $   3,798
Deferred .................................................            487        3,593           610
                                                                ---------    ---------     ---------
Income tax expense (benefit) .............................      $   2,496    $  (3,745)    $   4,408
                                                                =========    =========     =========

               GOLDEN NORTHWEST ALUMINUM COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             (DOLLARS IN THOUSANDS)


      The difference between the federal statutory tax rate and the effective tax rate resulted from the following:


                                                                 YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
                                                             1998          1999          2000
                                                            ------        ------        ------
Federal statutory tax rate ...........................        35.0%        (35.0)%        35.0%
Loss from entities not subject to
  income taxes .......................................       (70.4)         15.8        (156.0)
Amortization of goodwill .............................       (70.5)          7.0         (66.0)
Other items, net .....................................          --          (3.6)          5.9
                                                            ------        ------        ------
Effective tax rate ...................................      (105.9)%       (15.8)%      (181.1)%
                                                            ======        ======        ======


Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                            DECEMBER 31,
                                                      -----------------------
                                                          1999           2000
                                                      --------       --------
Current:
Accrued expenses ...............................      $ (1,805)      $  1,226
Accrued curtailment expenses ...................            --          1,301
Inventory ......................................            55             53
Other ..........................................         1,535            245
                                                      --------       --------
                                                      $   (215)      $  2,825
                                                      ========       ========

Non-current:
Property, plant and equipment ..................      $(16,286)      $(16,565)
Power project assets ...........................           404            404
Deferred compensation ..........................           231             --
Other ..........................................           639            663
                                                      --------       --------
                                                      $(15,012)      $(15,498)
                                                      ========       ========



      In 1999, as a result of an audit by the Internal Revenue Service, the Company entered into an agreement to capitalize certain expenditures for income tax purposes. As a result of the agreement, goodwill and interest expense were reduced by approximately $2 million and $1 million, respectively, during 1999. The sole shareholder of the Company incurred additional taxes and interest associated with this agreement. In December 1999, the Company made a dividend distribution of approximately $1.9 million to reimburse the shareholder for such amounts. In 2000, as a result of the resolution of an estimated deferred tax liability arising from the acquisition of the Company, the Company reduced goodwill and interest expense by approximately $2.6 million and $.5 million, respectively.

11.   PREFERRED STOCK OF SUBSIDIARY

      Goldendale has authorized 150,000 shares of $.01 par value Series A cumulative, nonconvertible preferred stock. At December 31, 2000 and 1999, 131,836.1 shares were issued and outstanding. The shares were issued in connection with the acquisition of Goldendale in 1996 and are stated at their per share fair value when issued of $225. The liquidation preference on the preferred stock is $225 per share plus accumulated dividends.

               GOLDEN NORTHWEST ALUMINUM COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             (DOLLARS IN THOUSANDS)

     Terms of the Goldendale preferred stock provide for dividends accruing quarterly and payable in cash as declared by the Board of Directors according to the following schedule:


                 YEAR ENDING DECEMBER 31,                                           AMOUNT
                 ------------------------                                       ------------
                 2001.......................................................... $27.68/share
                 2002.......................................................... $29.93/share
                 2003.......................................................... $32.18/share
                 Thereafter.................................................... $34.43/share


      Commencing on January 1, 2002, the preferred shareholders have the option of receiving additional shares of preferred stock in satisfaction of any cumulative dividend in arrears that may exist at that time. At December 31, 1999 and 2000, dividends payable on preferred stock were $13,163 ($99.85 per share) and $16,811 ($127.53 per share), respectively. The Company plans to pay a portion of dividends payable in 2001 in order to fund distributions from the Goldendale Retirement Plan.

      The Company may redeem any or all outstanding shares of Series A Preferred Stock at the following redemption prices:


                 YEAR ENDING DECEMBER 31,                                        AMOUNT
                 ------------------------                                       -------
                 2001........................................................   $227.25
                 Thereafter..................................................   $225.00


      The shares of preferred stock and shares of common stock vote together as a single class on all matters submitted to a vote of shareholders of Goldendale. The holders of shares of preferred stock are entitled to one vote per share and have full voting rights and power equal to those of the holders of common stock.

12.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      Supplemental disclosures of cash flow information is as follows:


                                                                            DECEMBER 31,
                                                                ------------------------------------
                                                                     1998         1999          2000
                                                                ---------    ---------     ---------
Cash paid (received) during the period for:
  Interest ...............................................      $  13,273    $  21,779     $  22,231
  Income taxes ...........................................      $   2,900    $  (2,796)    $   4,492
Non-cash investing and financing activities:
  Principal balance of debt refinanced ...................      $ 124,047    $      --     $      --
  Reduction to acquisition contingency accrual:
    Goodwill .............................................      $      --    $   2,045     $   2,574
    Deferred income tax benefit ..........................      $      --    $     783     $   3,164
    Interest expense .....................................      $      --    $   1,262     $     590
  Dividends accrued on preferred stock ...................      $   3,648    $   3,648     $   3,648

13.   RELATED PARTY TRANSACTIONS

      Sales to a company related by common ownership amounted to $6,406, $5,766, and $6,380 for the years ended December 31, 1998, 1999 and 2000, respectively. The receivable due from the related company includes the balance due from those sales, together with cash advances, of which $4,000 was

               GOLDEN NORTHWEST ALUMINUM COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             (DOLLARS IN THOUSANDS)

converted to a note receivable on December 31, 1997. The note bears interest at 9.25% and is payable in quarterly installments through September 2005. Interest income from this related company amounted to $263, $304 and $230 for the years ended December 31, 1998, 1999 and 2000, respectively. Purchases from this related company amounted to $1,998 and $3,216 for the years ended December 31, 1999 and 2000, respectively, of which $189 is included in trade accounts payable at December 31, 1999. There were no purchases from this related company in 1998.

      A member of the Company's board of directors is a partner in a law firm which performs legal services for the Company. Fees paid to this firm amounted to $959, $96 and $153 for the years ended December 1998, 1999 and 2000. Included in trade accounts payable is $3 and $45 due to this firm at December 31, 1999 and 2000, respectively.

14.   VALUATION AND QUALIFYING ACCOUNTS

      Allowance for doubtful accounts activity was as follows:



                                                                           DECEMBER 31,
                                                                ------------------------------------
                                                                     1998         1999          2000
                                                                ---------    ---------     ---------

Balance, beginning of year ...............................      $   1,000    $   1,000     $   1,000
Charged to expense .......................................          1,500           --         2,037
Write-offs, net of recoveries ............................         (1,500)          --        (2,037)
                                                                ---------    ---------     ---------
Balance, end of year .....................................      $   1,000    $   1,000     $   1,000
                                                                =========    =========     =========


      Northwest has an arrangement with a third party to distribute aluminum throughout Texas. In addition to providing distribution services, the third party was a long-term customer of Northwest purchasing aluminum products for resale. In 1998, because the third party was experiencing financial problems, Northwest entered into an arrangement to extend the terms of repayment and provide a method for the third party to repay its debt to Northwest by direct retention of a portion of earned services. Northwest also ceased selling aluminum products to this third party. In September 2000, Northwest determined that, primarily due to the third party's increasingly limited earnings potential, the financial condition of the third party was worsening and an impairment of the long-term trade receivable had occurred. As a result, Northwest took a write-down on the receivable and recognized a loss of $2,037.

15.   POWER SALES AND CURTAILMENT

      In September 2000, the Company curtailed smelter production levels to 60% of capacity as a result of significant increases in the spot market price of electrical power. At reduced production levels, the Company was able to sell excess electrical power contractually available under its existing power contracts with the Bonneville Power Administration (BPA). As a result of these power sales, the Company recorded a net gain from power sales of approximately $13,980 in 2000, which was composed of gross proceeds of $18,277 offset by incremental excess power costs.

      In December 2000, the Company curtailed smelter production further, to a level of approximately 15% of capacity at Goldendale and ceased smelting production at Northwest. This second curtailment was done in conjunction with a modification to the Company's existing electrical power contracts with BPA. The modification to the contracts allows BPA to remarket the electrical power that the Company would have used. The proceeds from the remarketed power will become available to the Company as reimbursement for "qualified expenditures" through December 2010. As defined in the remarketing agreement, "qualified expenditures" are costs related to curtailing production (including employee layoff

               GOLDEN NORTHWEST ALUMINUM COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             (DOLLARS IN THOUSANDS)

expenditures, contract cancellation fees, unabsorbed fixed costs and debt service payments), costs incurred pursuant to plans to secure a future power supply and enhance operations of the facilities, and payment of tax liabilities related to these reimbursements. Revenue from reimbursement of expenditures is recognized in the period that the qualified expenditures are incurred to the extent that such expenditures will be reimbursed. Revenue from reimbursable expenditures by Goldendale amounted to $40,795 during 2000 and is included in the statement of operations. Due to differing year-ends, revenue from reimbursable expenditures does not include revenue from reimbursable expenditures by Northwest during 2000. Such revenue amounted to $5,439.

      In connection with these curtailments, the Company reduced its active workforce by 471 hourly employees. Terminated and inactive employees were provided severance packages that included either a severance payment or compensation continuation for a period time. In addition, these employees received a continuation of medical benefits for a period ranging from nine to twelve months.

      Costs related to the curtailments, including contract cancellation charges of $38,750 and workforce reduction costs of $4,219, incurred by Goldendale are included in the statement of operations. Due to differing year-ends, the statement of operations does not include curtailment costs incurred by Northwest during 2000. Northwest incurred contract cancellation charges of $3,200 and workforce reduction costs of $3,371.

      During the curtailment, the Company's recycling, remelt and casting operations will continue to operate and supply existing customers. The Company expects to return to full production levels once power is available at acceptable price levels. However, no assurances can be given that the Company's plans for restarting its smelter operations will occur as currently planned, if at all.

16.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following table presents a condensed summary of quarterly results of operations for the years ended December 31, 1999 and 2000 (dollars in thousands, except per share data). As prescribed in EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company began reclassifying shipping and handling costs from a component of revenues to cost of revenues in the fourth quarter of 2000. This change required a restatement of revenues and cost of revenues for all periods presented.



                                                           DECEMBER 31, 1999
                             -------------------------------------------------------------------------
                                 FIRST          SECOND           THIRD          FOURTH
                               QUARTER         QUARTER         QUARTER         QUARTER           TOTAL
                             ---------       ---------       ---------       ---------       ---------
      Revenues               $ 104,342       $ 109,121       $ 114,825       $ 124,203       $ 452,491
      Gross Margin               2,008           4,862           7,093             427          14,390
      Net Loss                  (6,067)         (4,874)         (2,340)         (6,630)        (19,911)
      Per common share:
           Net Loss             (6,979)         (5,786)         (3,251)         (7,543)        (23,559)


                                                           DECEMBER 31, 2000
                             -------------------------------------------------------------------------
                                 FIRST          SECOND           THIRD          FOURTH
                               QUARTER         QUARTER         QUARTER         QUARTER           TOTAL
                             ---------       ---------       ---------       ---------       ---------
      Revenues               $ 127,892       $ 105,393       $ 102,369       $  88,146       $ 423,800
      Gross Margin               8,605           9,023           9,740           1,656          29,024
      Net Loss                  (2,299)         (1,880)         (3,018)            355          (6,842)
      Per common share:
           Net Loss             (3,211)         (2,792)         (3,932)           (555)        (10,490)

                     INDEX TO FINANCIAL STATEMENT SCHEDULES



NORTHWEST ALUMINUM COMPANY AND NORTHWEST ALUMINUM SPECIALTIES, INC.
Report of Independent Certified Public Accountants...................................................S-2
Combined Balance Sheets..............................................................................S-3
Combined Statements of Operations....................................................................S-4
Combined Statements of Shareholder's Equity..........................................................S-5
Combined Statements of Cash Flows....................................................................S-6
Summary of Significant Accounting Policies...........................................................S-7
Notes to Combined Financial Statements............................................................   S-10

GOLDENDALE HOLDING COMPANY AND SUBSIDIARY
Report of Independent Certified Public Accountants...................................................S-17
Consolidated Balance Sheets..........................................................................S-18
Consolidated Statements of Operations................................................................S-19
Consolidated Statements of Shareholders' Equity......................................................S-20
Consolidated Statements of Cash Flows................................................................S-21
Summary of Significant Accounting Policies...........................................................S-22
Notes to Consolidated Financial Statements........................................................   S-26

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Northwest Aluminum Company
 and Northwest Aluminum Specialties, Inc.
The Dalles, Oregon

We have audited the accompanying combined balance sheets of Northwest Aluminum Company and Northwest Aluminum Specialties, Inc. as of September 30, 1999 and 2000, and the related combined statements of operations, shareholder's equity (deficit), and cash flows for each of the three years in the period ended September 30, 2000. These combined financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Northwest Aluminum Company and Northwest Aluminum Specialties, Inc. as of September 30, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ BDO SEIDMAN, LLP


Spokane, Washington
November 3, 2000, except for Note 12 as to which the date is December 27, 2000

                         NORTHWEST ALUMINUM COMPANY AND
                      NORTHWEST ALUMINUM SPECIALTIES, INC.

                             COMBINED BALANCE SHEETS


                                                          ASSETS (Note 4)
                                                                                             SEPTEMBER 30,
                                                                                      -------------------------
                                                                                           1999            2000
                                                                                      ---------       ---------
                                                                                           (IN THOUSANDS)
Current assets:
     Cash and cash equivalents .................................................      $     194       $   1,371
     Trade accounts receivable, less allowance for doubtful accounts
        of $100 ................................................................         38,313          27,058
     Current portion of receivable due from related company (Note 10) ..........          2,639           2,141
     Inventories (Notes 1 and 10) ..............................................         41,267          65,591
     Other current assets (Note 2) .............................................            500           1,649
                                                                                      ---------       ---------
              Total current assets .............................................         82,913          97,810
                                                                                      ---------       ---------
Property, plant and equipment, net (Note 3) ....................................         37,802          40,559
Advances to shareholder ........................................................          2,000           2,000
Receivable due from related company, less current portion (Note 10).............          1,824           1,985

Long-term trade receivable, less allowance for doubtful accounts of
     $900 (Note 11) ............................................................          1,572           1,316
                                                                                      ---------       ---------
                                                                                      $ 126,111       $ 143,670
                                                                                      =========       =========

                                  LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

Current liabilities:
    Trade accounts payable (Note 10) ...........................................      $  33,415       $  18,385
    Accrued expenses (Notes 7 and 10) ..........................................          4,815           7,843
                                                                                      ---------       ---------
              Total current liabilities ........................................         38,230          26,228
Long-term debt due to parent (Note 4) ..........................................         79,743         118,842
                                                                                      ---------       ---------
              Total liabilities ................................................        117,973         145,070
                                                                                      ---------       ---------

Commitments and contingencies (Notes 5, 6 and 8)

Shareholder's equity (deficit):
    Common stock, no par value; 2,000 shares authorized,
         Issued and outstanding ................................................             38              38
    Additional paid-in capital .................................................         20,736          18,860
    Accumulated deficit ........................................................        (12,636)        (20,298)
                                                                                      ---------       ---------
              Total shareholder's equity (deficit) .............................          8,138          (1,400)
                                                                                      ---------       ---------
                                                                                      $ 126,111       $ 143,670
                                                                                      =========       =========


    See accompanying summary of significant accounting policies and notes to combined financial statements.

                         NORTHWEST ALUMINUM COMPANY AND
                      NORTHWEST ALUMINUM SPECIALTIES, INC.
                        COMBINED STATEMENTS OF OPERATIONS


                                                                     YEAR ENDED SEPTEMBER 30,
                                                             -----------------------------------------
                                                                  1998            1999            2000
                                                             ---------       ---------       ---------
                                                                          (IN THOUSANDS)
Revenues (Notes 5 and 10) .............................      $ 301,826       $ 283,939       $ 238,933
Cost of revenues (Note 10) ............................        289,835         275,806         224,217
                                                             ---------       ---------       ---------
Gross margin ..........................................         11,991           8,133          14,716
General and administrative expenses ...................         (8,293)         (6,026)         (9,274)
                                                             ---------       ---------       ---------
Operating income ......................................          3,698           2,107           5,442
                                                             ---------       ---------       ---------
Other income (expense):
   Interest expense (Notes 4 and 10) ..................         (7,463)        (10,269)        (13,471)
   Other income, net ..................................            282             433             367
                                                             ---------       ---------       ---------
Other expense, net ....................................         (7,181)         (9,836)        (13,104)
                                                             ---------       ---------       ---------
Net loss before extraordinary item ....................         (3,483)         (7,729)         (7,662)
Extraordinary item-loss on extinguishment of debt
     (Note 4)  ........................................             --             549              --
                                                             ---------       ---------       ---------
Net loss ..............................................      $  (3,483)      $  (8,278)      $  (7,662)
                                                             =========       =========       =========

    See accompanying summary of significant accounting policies and notes to combined financial statements.

                         NORTHWEST ALUMINUM COMPANY AND
                      NORTHWEST ALUMINUM SPECIALTIES, INC.

              COMBINED STATEMENTS OF SHAREHOLDER'S EQUITY (DEFICIT)

                                                                                                                  TOTAL
                                                                                                                  SHARE-
                                                            COMMON STOCK          ADDITIONAL      (ACCUMU-        HOLDER'S
                                                       ----------------------       PAID-IN        LATED          EQUITY
                                                        SHARES        AMOUNT        CAPITAL       DEFICIT)       (DEFICIT)
                                                       --------      --------      --------       --------       --------
                                                                     (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at October 1, 1997 ......................         2,000      $     38      $ 20,736       $   (875)      $ 19,899
Net loss ........................................            --            --            --         (3,483)        (3,483)
                                                       --------      --------      --------       --------       --------

Balance at September 30, 1998 ...................         2,000            38        20,736         (4,358)        16,416
Net loss ........................................            --            --            --         (8,278)        (8,278)
                                                       --------      --------      --------       --------       --------

Balance at September 30, 1999 ...................         2,000            38        20,736        (12,636)         8,138
Net loss ........................................            --            --            --         (7,662)        (7,662)
Distributions to parent .........................            --            --        (1,876)            --         (1,876)
                                                       --------      --------      --------       --------       --------

Balance at September 30, 2000 ...................         2,000      $     38      $ 18,860       $(20,298)      $ (1,400)
                                                       ========      ========      ========       ========       ========

    See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                         NORTHWEST ALUMINUM COMPANY AND
                      NORTHWEST ALUMINUM SPECIALTIES, INC.

                        COMBINED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                             YEAR ENDED SEPTEMBER 30,
                                                                     -----------------------------------------
                                                                          1998            1999            2000
                                                                     ---------       ---------       ---------
                                                                                 (IN THOUSANDS)
Cash flows from operating activities:
   Net loss ...................................................      $  (3,483)      $  (8,278)      $  (7,662)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization ............................          6,865           7,301           7,413
     Loss on disposal of assets ...............................             68              22             458
     Provision for bad debts ..................................          1,500              --           2,037
     Extraordinary loss .......................................             --             549              --
     Changes in assets and liabilities:
         Trade accounts receivable ............................          7,419          (2,548)         11,218
         Inventories ..........................................          4,925          (6,121)        (24,324)
         Other current assets .................................            (93)           (137)            473
         Other assets .........................................            962            (758)         (1,744)
         Trade accounts payable ...............................         (6,990)            890         (15,030)
         Accrued expenses .....................................            446              (8)          3,028
                                                                     ---------       ---------       ---------
Net cash provided by (used in) operating activities ...........         11,619          (9,088)        (24,133)
                                                                     ---------       ---------       ---------
Cash flows from investing activities:
   Proceeds from sale of assets ...............................             10              --              43
   Acquisition of property, plant and equipment ...............         (7,655)         (6,560)        (10,671)
   Receivable due from related company ........................           (918)            489             337
   Premiums paid for derivative financial instruments .........             --              --          (1,622)
                                                                     ---------       ---------       ---------
Net cash used in investing activities .........................         (8,563)         (6,071)        (11,913)
                                                                     ---------       ---------       ---------
Cash flows from financing activities:
   Borrowings under revolving credit facilities ...............        191,166          31,733              --
   Repayments under revolving credit facilities ...............       (189,702)        (28,624)             --
   Principal repayment of term loan facilities ................         (4,404)         (1,250)             --
   Net borrowings from parent .................................             --          14,935          39,099
   Advances to parent .........................................             --          (2,055)             --
   Distribution paid ..........................................             --              --          (1,876)
   Loan fees paid .............................................            (50)             --              --
                                                                     ---------       ---------       ---------
Net cash provided by (used in) financing activities ...........         (2,990)         14,739          37,223
                                                                     ---------       ---------       ---------
Net increase (decrease) in cash and cash equivalents ..........             66            (420)          1,177
Cash and cash equivalents, beginning of year ..................            548             614             194
                                                                     ---------       ---------       ---------
Cash and cash equivalents, end of year ........................      $     614       $     194       $   1,371
                                                                     =========       =========       =========

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

      The operations of the Companies consist primarily of the smelting conversion of alumina to aluminum, processing of aluminum into primary products, and the sale of those products. The Companies' smelting operations were under a tolling agreement with an alumina supplier through December 1999. In December 1999, the Companies' tolling agreement expired. The operations are located in the Pacific Northwest on the Columbia River. Approximately 80% of the Companies' labor force is subject to collective bargaining agreements. The Companies' agreement with its labor force is set to expire July 1, 2001. The Company and the collective bargaining unit are in discussions to extend the expiration date of the current labor agreement until September 2001.

REVENUE RECOGNITION

      Revenues from the sale of aluminum products are recognized upon shipment. Revenues for the conversion of alumina and processing of aluminum under a tolling arrangement through December 1999 were recognized upon completion of the tolling process.

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

      The Companies do not invest in derivatives for trading purposes. From time to time, as part of its risk management strategy, the Companies use derivative financial instruments to hedge exposure to changes in the price of aluminum. If the financial instrument qualifies for hedge accounting, changes in the market value of the instrument and the premium paid are deferred until the gain or loss is recognized on the hedged commodity. If the contract is not a hedge or does not qualify for hedge accounting, changes in market value are recorded currently.

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

INTEREST COSTS

     The Companies follow the policy of capitalizing interest as a component of the cost of property, plant and equipment constructed for its own use. Interest costs of $147, $76 and $35 were capitalized during the years ended September 30, 1998, 1999 and 2000, respectively.

INCOME TAXES

     The Companies have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, the Companies do not pay federal or state corporate income taxes on their taxable income. Instead, the shareholder is liable for individual federal and state income taxes on the Companies' taxable income. It is the Companies' intention to pay distributions to the shareholder in an amount no less than the sum of these federal and state income taxes.

ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Companies to a concentration of credit risk consist of cash and cash equivalents and trade accounts receivable. The Companies place their cash and cash equivalents with various high quality financial institutions; these deposits may exceed federally insured limits at various times throughout the year. The Companies sell their products to various customers involved in the manufacturing of aluminum products located throughout the United States. Credit risk arising from these receivables is controlled through credit approval, credit limit and monitoring procedures. Receivables due from the Companies' primary tolling customer prior to December 1999 comprised 18% and 17% of the Companies' total trade accounts receivable at September 30, 1998 and 1999, respectively.

                         NORTHWEST ALUMINUM COMPANY AND
                      NORTHWEST ALUMINUM SPECIALTIES, INC.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                             (DOLLARS IN THOUSANDS)

RESEARCH AND DEVELOPMENT COSTS

     Expenditures associated with research and development for existing product process improvements are expensed as incurred. These costs amounted to $71, $111 and $109 during the years ended September 30, 1998, 1999 and 2000, respectively.

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

RECLASSIFICATIONS

     Certain reclassifications of 1999 amounts have been made to conform to classifications used in 2000. As prescribed in EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," the Companies began reclassifying shipping and handling costs from a component of revenues to cost of revenues in the fourth quarter of 2000. This change required a restatement of revenues and cost of revenues for all periods presented.

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138 ("SFAS No. 138"), Accounting for Certain Derivative Instruments and Certain Hedging Activities. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 and No. 138 are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Companies are currently analyzing the financial impact (if any) the adoption of SFAS No. 133 and No. 138 will have on their combined financial statements.

                         NORTHWEST ALUMINUM COMPANY AND
                      NORTHWEST ALUMINUM SPECIALTIES, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.    INVENTORIES

      Inventories consist of the following:


                                                                      1999          2000
                                                                  --------      --------
Manufactured metals and tolling in process .................      $ 33,633      $ 50,508
Supplies and alloys ........................................         5,795         6,131
Carbon plant materials .....................................         1,449         2,275
Alumina ....................................................           390         6,677
                                                                  --------      --------
                                                                  $ 41,267      $ 65,591
                                                                  ========      ========



2.    DERIVATIVE FINANCIAL INSTRUMENTS

      The Companies hold call options for the purpose of mitigating the risk of market price fluctuations of anticipated aluminum purchases. These options required the payment of an upfront premium in return for the right to receive the amount, if any, by which the price at the settlement date exceeds the strike price. At September 30, 2000, the Companies had option contracts that established a price range for 3,400 metric tons of primary aluminum per month over a 6-month period beginning January 1, 2001. For the year ended September 30, 2000, there was no gain or loss as a result of these positions. At September 30, 2000, the fair value of these options of $1,622 is included in other current assets.

3.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following:

                                                                      1999          2000
                                                                  --------      --------

Land and improvements ......................................      $  2,974      $  2,974
Machinery and equipment ....................................        57,760        62,833
Buildings and improvements .................................        21,273        21,555
Capital projects in process ................................         4,241         6,711
                                                                  --------      --------
                                                                    86,248        94,073
Less accumulated depreciation ..............................        48,446        53,514
                                                                  --------      --------
Property, plant and equipment, net .........................      $ 37,802      $ 40,559
                                                                  ========      ========

4.    LONG-TERM DEBT

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

                         NORTHWEST ALUMINUM COMPANY AND
                      NORTHWEST ALUMINUM SPECIALTIES, INC.

               NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
                             (DOLLARS IN THOUSANDS)

and for working capital and other general corporate purposes. In connection with the extinguishment of its existing debt, the Companies recognized an extraordinary loss of $549 in fiscal 1999. The indenture agreement limits principal payments on subordinated debt, dividends or shareholder distributions, and investments in subsidiaries.

      On December 21, 1998, the Companies, together with GNA's other subsidiaries, entered into a $75 million bank revolving credit facility, collateralized by inventory, accounts receivable and related intangibles, including a security interest in Northwest Aluminum Company's tolling agreement with Glencore, which matured on December 31, 1999 (see Note 5). Borrowings under the credit facility bear interest at a floating base rate specified in the credit agreement plus 0.50% to 1.00% or LIBOR plus 2.00% to 2.50%, depending on the consolidated ratio of earnings before interest, income taxes, depreciation and amortization to interest expense. The credit facility provides for the payment of a commitment fee of 0.50% per annum based on the unused portion of the credit facility. The credit agreement contains restrictive covenants, including a minimum net worth requirement, a minimum excess availability requirement and limitations on capital expenditures, dividends, additional indebtedness, mergers and other business combinations, asset sales, encumbrances, investments and transactions with affiliates.

      Also on December 21, 1998, GNA entered into a subordinated credit agreement for $20 million. The debt bears interest at LIBOR plus 2.00% (8.32% at September 30, 2000) and is due in December 2005. The debt is secured by a second lien and pledge on the collateral securing the first mortgage notes and is guaranteed by the Companies and by other subsidiaries of GNA. Except for the collateral security, the guarantees by the Companies are subordinate to the indebtedness under the bank revolving credit facility. The credit agreement provides for additional borrowings of $10 million on or prior to December 31, 2001.

      The long-term debt due to parent represents the Companies' allocable share of the proceeds from the first mortgage notes and is repayable to GNA under the same terms and conditions as the first mortgage notes described above.

      The total outstanding debt of GNA co-guaranteed by the Companies at September 30, 2000 amounted to:


                                                          1999           2000
                                                      --------       --------

First Mortgage Notes ...........................      $150,000       $150,000
Subordinated Credit Agreement ..................        20,000         20,000
Revolving Credit Facility ......................        25,279         41,593
                                                      --------       --------
                                                      $195,279       $211,593
                                                      ========       ========

                         NORTHWEST ALUMINUM COMPANY AND
                      NORTHWEST ALUMINUM SPECIALTIES, INC.

               NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
                             (DOLLARS IN THOUSANDS)

5.    ALUMINA SUPPLY

      Northwest Aluminum Company had an agreement with Glencore, Ltd. (Glencore), which continued through December 31, 1999, for the conversion of alumina to aluminum for a tolling charge under which the entire production capacity of the smelting facility was dedicated to the tolling of its supplier's alumina. The supplier was obligated to supply, without charge, alumina sufficient to meet the requirements for full operation. The tolling fee set forth in the contract was a percentage of the price of aluminum quoted on the London Metals Exchange. This tolling customer accounted for 30%, 27% and 9% of the Companies' combined revenues in fiscal 1998, 1999 and 2000, respectively.

On October 15, 1999, Northwest Aluminum Company entered into an agreement to purchase alumina from a supplier at a cost based on a percentage of the price of aluminum quoted on the London Metals Exchange with deliveries scheduled over the next 5 years. Subsequent to September 30, 2000, Northwest Aluminum Company entered into an agreement modifying the terms of their alumina supply contract. The modification includes a reduction in the amount of alumina to be purchased and requires a fee to be paid for reduced purchases. This modification has been included in the commitment schedule (Note 8).

6.    EMPLOYEE BENEFIT PLANS

Profit Sharing Bonus Plan

      The Companies have entered into a contractual agreement, which continues through 2001, with the United Steelworkers of America, AFL-CIO, to pay annually as additional compensation 20% of the combined net income of the Companies, as adjusted in accordance with the agreement. The Companies' total additional compensation bonuses under this agreement amounted to approximately $829, $298 and $698 in fiscal 1998, 1999 and 2000, respectively.

Retirement Benefit Plan

      The Companies have also established a defined contribution 401(k) profit sharing plan (the "401(k) Plan") covering substantially all employees under which employees may elect to defer pay subject to statutory limits. The Companies are committed to contribute the greater of $.25 per eligible hour worked or 5% of the combined adjusted net income of the Companies. In addition, the Companies are required to make matching contributions of 25% of elective deferrals. The Companies may also make discretionary contributions to the 401(k) Plan. Total contributions by the Companies to the 401(k) Plan amounted to approximately $341, $694 and $964 in fiscal 1998, 1999 and 2000, respectively.

                         NORTHWEST ALUMINUM COMPANY AND
                      NORTHWEST ALUMINUM SPECIALTIES, INC.

               NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
                             (DOLLARS IN THOUSANDS)

7.    ACCRUED EXPENSES

      Accrued expenses consist of the following:


                                                          1999           2000
                                                      --------       --------
Profit sharing and bonuses .....................      $    620       $  1,304
Salaries and related expenses ..................         1,200          2,085
Interest (Note 10) .............................         2,798          3,151
Bank overdraft .................................            --          1,106
Other ..........................................           197            197
                                                      --------       --------
                                                      $  4,815       $  7,843
                                                      ========       ========


8.    COMMITMENTS AND CONTINGENCIES

      In 1998, as a result of an audit by the Internal Revenue Service, the Companies entered into an agreement to capitalize certain expenditures. Because the Companies have Subchapter S tax reporting status, the sole shareholder of the Companies incurred additional taxes and interest associated with the agreement. As a result, the Companies declared and paid a distribution of $1,876 to GNA, the parent of the Companies, to reimburse the shareholder for such amounts.

      The Companies, in the regular course of business, are involved in investigations and claims by various regulatory agencies. The Companies are engaged in various legal proceedings incidental to its normal business activities. The Companies' management does not believe that the ultimate resolution of these investigations, claims and legal proceedings will have a material effect on its financial position, results of operations or cash flows.

      The Companies have entered into various agreements for the purchase of power, alumina, and aluminum, including an agreement with the Bonneville Power Administration (BPA) for the purchase of electrical power at fixed rates. The contract with BPA expires September 30, 2001. Subsequent to year-end, a new contract with BPA was entered into (Note 12).

Future estimated minimum payments under these non-cancelable agreements at September 30, 2000 are as follows:


                Year ending September 30,                                                 Amount
                -----------------------------------------------------------------    ------------
                2001                                                                 $    34,169
                2002                                                                      29,785
                2003                                                                      33,888
                2004                                                                      33,888
                2005                                                                       8,472
                                                                                     ------------
                                                                                     $   140,202
                                                                                     ============

                         NORTHWEST ALUMINUM COMPANY AND
                      NORTHWEST ALUMINUM SPECIALTIES, INC.

               NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
                             (DOLLARS IN THOUSANDS)


9.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      Supplemental disclosures of cash flow information are as follows:


                                                                      Year ended September 30,
                                                                ------------------------------------
                                                                     1998         1999          2000
                                                                ---------    ---------     ---------
                Cash paid during the year for:
                  Interest ...............................      $   6,904    $   8,165     $  13,118

                Non-cash investing and financing activities:
                     Repayments of revolving credit
                        facilities with new debt .........      $      --    $  50,238     $      --
                     Repayment of term loan facilities
                        with new debt ....................      $      --    $  16,221     $      --


10.   RELATED PARTY TRANSACTIONS

      GNA, the parent of the Companies, allocates substantially all of its costs to its subsidiaries based on the ratio of each subsidiary's borrowings (Note 4) to the total borrowings by all subsidiaries. For the year ended September 30, 1999, the Company incurred $8,308 and $485 in interest charges and other expenses, respectively, which were charged to the Companies by GNA. For the year ended September 30, 2000, the Company incurred $11,310 and $1,972 in interest charges and other expenses, respectively, which were charged to the Companies by GNA. Accrued expenses include $2,798 and $3,151 of interest payable to GNA at September 30, 1999 and 2000, respectively.

      Sales to a company related by common ownership amounted to $6,406, $5,766 and $6,380 for the years ended September 30, 1998, 1999 and 2000, respectively. The receivable due from related company includes the balance due from those sales, together with cash advances, of which $4,000 was converted to a note receivable on December 31, 1997. The note bears interest at 9.25% and is payable in quarterly installments through September 2005. Interest income from this related company amounted to $263, $304 and $230 for the years ended September 30, 1998, 1999 and 2000, respectively. Purchases from this related company amounted to $1,998 and $3,216 for the years ended September 30, 1999 and 2000, respectively, of which $189 is included in trade accounts payable at September 30, 1999.

      Sales to another company related by common ownership amounted to $294, $330 and $67, for the years ended September 30, 1998, 1999 and 2000, respectively. Purchases from this related company amounted to $1,181, $1,573 and $1,562 for the years ended September 30, 1998, 1999 and 2000, respectively. Trade accounts payable includes balances due this company amounting to $900 and $1,890 at September 30, 1999 and 2000, respectively.

                         NORTHWEST ALUMINUM COMPANY AND
                      NORTHWEST ALUMINUM SPECIALTIES, INC.

               NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
                             (DOLLARS IN THOUSANDS)

11.   LONG-TERM TRADE RECEIVABLE

      The Companies have an arrangement with a third party to distribute aluminum throughout Texas. In addition to providing distribution services, the third party was a long-term customer of the Companies, purchasing aluminum products for resale. In 1998, because the third party was experiencing financial problems, the Companies entered into an arrangement to extend the terms of repayment and provide a method for the third party to repay its debt to the Companies by direct retention of a portion of earned services. The Companies also ceased selling aluminum products to this third party. In September 2000, the Companies determined that primarily due to the third party's increasingly limited earnings potential, the financial condition of the third party was worsening and an impairment of the long-term trade receivable had occurred. As a result, the Companies took a write-down on the receivable and recognized a loss of $2,000.

12.   SUBSEQUENT EVENTS

      In late September 2000, the Companies reduced smelter production levels to 50% of capacity as a result of significant increases in the spot market price of electrical power. At reduced production levels, the Companies will be able to reshape or sell electrical power contractually available under its existing power contracts with the Bonneville Power Administration (BPA) to minimize the effect of high market power prices. In connection with this partial curtailment, the Companies reduced its workforce by 66 employees and provided a severance package to employees that were terminated. Costs related to the curtailment and related workforce reduction of approximately $1 million were recognized in October 2000.

      In October 2000, GNA, the parent of the Companies, entered into a new electrical power sale agreement with BPA that will be effective from October 1, 2001 through September 30, 2006. The Companies expect that 50% of their electrical power requirements will be met through this contract. The new contract allows GNA to direct the available power to the Companies' facility as well as to a facility related by common ownership. The power rates set forth under the new contract are subject to review by the Federal Energy Regulatory Commission. Because the rate for BPA power will not be determinable until the conclusion of the review, GNA has the right to terminate the contract within a specified time period after the review. Under the new contract, the BPA Administrator may have broad discretion to temporarily or permanently limit or terminate purchases of power in circumstances in which the Administrator determines that the Companies are not in compliance with all applicable federal, state and local laws and regulations.

      In late December 2000, the Companies curtailed all remaining smelter production. This further curtailment was done in conjunction with a modification to the Companies' existing electrical power contract with BPA. The modification to the contract allows BPA to remarket the electrical power that the Companies would have used. The proceeds from the remarketed power will become available to the Companies as reimbursement for costs defined in the remarketing agreement as "qualified expenditures". "Qualified expenditures" are costs related to curtailing production (including employee layoff expenditures, contract cancellation fees, unabsorbed fixed costs and debt service payments), costs incurred pursuant to plans to secure a future power supply and enhance operations of the facilities, and payment of tax liabilities related to these reimbursements. During the curtailment, the Companies' recycling, remelt and casting operations will continue to operate and supply their existing customers. Costs related to this subsequent workforce reduction will be recognized in December 2000. The Companies expect to resume smelter production once power is available at acceptable price levels.

                         NORTHWEST ALUMINUM COMPANY AND
                      NORTHWEST ALUMINUM SPECIALTIES, INC.

               NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
                             (DOLLARS IN THOUSANDS)


However, no assurances can be given that the Companies' plans for restarting its smelter operations will occur as currently planned, if at all.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Goldendale Holding Company and Subsidiary
Goldendale, Washington

     We have audited the accompanying consolidated balance sheets of Goldendale Holding Company and Subsidiary as of December 31, 1999 and 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As disclosed in Note 13 to the consolidated financial statements, during the year ended December 31, 2000 Goldendale Holding Company and Subsidiary temporarily curtailed the production of aluminum.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Goldendale Holding Company and Subsidiary as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ BDO SEIDMAN, LLP



Spokane, Washington
February 22, 2001

                   GOLDENDALE HOLDING COMPANY AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                ASSETS (Note 4)
                                                                                                DECEMBER 31,
                                                                                          ----------------------
                                                                                              1999          2000
                                                                                          --------      --------
                                                                                              (IN THOUSANDS)
Current assets:
     Cash and cash equivalents .....................................................      $    244      $    140
     Trade accounts receivable (Note 12) ...........................................        17,707        16,717
     Reimbursement receivable (Note 13) ............................................            --        40,795
     Inventories (Note 1) ..........................................................        24,351        23,725
     Prepaid expenses ..............................................................           166           114
     Income taxes refundable (Note 9) ..............................................         3,121           811
     Deferred income taxes (Note 9) ................................................            --         2,825
                                                                                          --------      --------
              Total current assets .................................................        45,589        85,127
                                                                                          --------      --------
                                                                                                        --------
Property, plant and equipment, net (Note 2) ........................................        95,075        98,516
Goodwill, net of accumulated amortization
     of $14,241 and $18,829 (Note 9) ...............................................        81,348        74,186
Other assets, net (Note 3) .........................................................         2,387         2,449
                                                                                          --------      --------
                                                                                          $224,399      $260,278
                                                                                          ========      ========

                               LIABILITIES, PREFERRED STOCK AND SHAREHOLDER'S EQUITY

Current liabilities:
     Current portion of long-term debt due to parent (Note 4) ......................      $  8,916      $  8,955
     Trade accounts payable ........................................................        13,184         5,097
     Accrued expenses (Note 7) .....................................................        13,981        11,388
     Accrued curtailment expenses (Note 13) ........................................            --        42,833
     Deferred income taxes (Note 9) ................................................           215            --
     Current portion of dividends payable (Note 10) ................................            --         8,500
                                                                                          --------      --------
              Total current liabilities ............................................        36,296        76,773
                                                                                          --------      --------
     Long-term debt due to parent, less current portion (Note 4) ...................        78,327        78,328
     Deferred income taxes (Note 9) ................................................        15,012        15,498
     Deferred compensation notes payable (Note 6) ..................................           662            --
     Other long-term liabilities (Note 8) ..........................................         1,825         1,893
     Dividends payable (Note 10) ...................................................        13,163         8,311
                                                                                          --------      --------
              Total liabilities ....................................................       145,285       180,803
                                                                                          --------      --------

Commitments and Contingencies (Notes 5, 6, 8 and 10)

Preferred stock, cumulative, nonconvertible, $.01 par value; 150,000 shares authorized, 131,836.1 issued and outstanding (aggregate liquidation preference $42,826 in 1999 and $46,474 in 2000
     (Note 10)) ....................................................................        29,663        29,663

Shareholders' Equity (Note 10):
     Common stock, $.01 par value, 350,000 shares authorized, 197,688.82 issued
         and outstanding ...........................................................             2             2
     Additional paid-in capital ....................................................        44,478        44,478
     Retained earnings .............................................................         4,971         5,332
                                                                                          --------      --------
Total shareholder's equity .........................................................        49,451        49,812
                                                                                          --------      --------
                                                                                          $224,399      $260,278
                                                                                          ========      ========

    See accompanying summary of significant accounting policies and notes to combined financial statements.

                   GOLDENDALE HOLDING COMPANY AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                  YEAR ENDED DECEMBER 31,
                                                                        -----------------------------------------
                                                                             1998            1999            2000
                                                                        ---------       ---------       ---------
                                                                                      (IN THOUSANDS)
Revenues (Notes 5 and 12) ........................................      $ 177,456       $ 169,319       $ 185,322
Cost of revenues (Note 12) .......................................        159,329         163,926         170,653
                                                                        ---------       ---------       ---------
Gross margin .....................................................         18,127           5,393          14,669
Net gains on power sales (Note 13) ...............................             --              --          13,980
Reimbursement of expenditures (Note 13) ..........................             --              --          40,795
Curtailment expenses (Note 13) ...................................             --              --         (42,944)
General and administrative expenses ..............................         (9,776)        (10,504)         (9,722)
                                                                        ---------       ---------       ---------
Operating income (loss) ..........................................          8,351          (5,111)         16,778
                                                                        ---------       ---------       ---------
Other income (expense):
   Interest expense (Notes 9 and 12) .............................         (6,386)         (8,938)         (9,764)
   Other income, net .............................................          1,886           1,084           1,403
                                                                        ---------       ---------       ---------
Net other expense ................................................         (4,500)         (7,854)         (8,361)
                                                                        ---------       ---------       ---------
Income (loss) before income taxes ................................          3,851         (12,965)          8,417
Income tax expense (benefit) (Note 9) ............................          3,009          (3,745)          4,408
                                                                        ---------       ---------       ---------
Income (loss) before extraordinary item ..........................            842          (9,220)          4,009
Extraordinary item - loss on extinguishment of debt (net
  of income tax benefit of $513) (Note 4) ........................           (953)             --              --
                                                                        ---------       ---------       ---------
Net income (loss) ................................................      $    (111)      $  (9,220)      $   4,009
                                                                        =========       =========       =========

    See accompanying summary of significant accounting policies and notes to combined financial statements.

                   GOLDENDALE HOLDING COMPANY AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                COMMON
                                                                 STOCK                 ADDITIONAL                            TOTAL
                                                       -------------------------          PAID-IN        RETAINED    SHAREHOLDER'S
                                                          SHARES           AMOUNT         CAPITAL        EARNINGS           EQUITY
                                                       ----------      ----------      ----------      ----------       ----------
                                                                           (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at January 1, 1998 .......................     197,688.82      $        2      $   44,478      $   21,598       $   66,078
Dividends accrued on preferred stock .............             --              --              --          (3,648)          (3,648)
Net loss .........................................             --              --              --            (111)            (111)
                                                       ----------      ----------      ----------      ----------       ----------

Balance at December 31, 1998 .....................     197,688.82               2          44,478          17,839           62,319
Dividends accrued on preferred stock .............             --              --              --          (3,648)          (3,648)
Net loss .........................................             --              --              --          (9,220)          (9,220)
                                                       ----------      ----------      ----------      ----------       ----------

Balance at December 31, 1999 .....................     197,688.82               2          44,478           4,971           49,451
Dividends accrued on preferred stock .............             --              --              --          (3,648)          (3,648)
Net income .......................................             --              --              --           4,009            4,009
                                                       ----------      ----------      ----------      ----------       ----------

Balance at December 31, 2000 .....................     197,688.82      $        2      $   44,478      $    5,332       $   49,812
                                                       ==========      ==========      ==========      ==========       ==========


    See accompanying summary of significant accounting policies and notes to combined financial statements.

                    GOLDENDALE HOLDING COMPANY AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (DOLLARS IN THOUSANDS)


                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS



                                                                                   YEAR ENDED DECEMBER 31,
                                                                         -----------------------------------------
                                                                              1998            1999            2000
                                                                         ---------       ---------       ---------
                                                                                       (IN THOUSANDS)
Cash flows from operating activities:
   Net income (loss) ..............................................      $    (111)      $  (9,220)      $   4,009
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization ................................         13,448          15,197          17,689
     Loss (gain) on disposal of assets ............................           (106)            175              22
     Extraordinary loss ...........................................          1,466              --              --
     Deferred income taxes ........................................            487           4,376             610
     Change in assets and liabilities:
         Trade accounts receivable ................................          5,588          (5,217)            990
         Reimbursement receivable .................................             --              --         (40,795)
         Inventories ..............................................            884          (4,414)            626
         Prepaid expenses .........................................           (166)            257              52
         Income taxes refundable ..................................           (955)         (5,318)          2,310
         Other assets .............................................           (285)           (282)            (62)
         Trade accounts payable ...................................           (579)          5,365          (8,087)
         Accrued expenses .........................................         (3,662)          1,199          (2,831)
         Accrued curtailment expenses .............................             --              --          42,833
         Other liabilities ........................................             85              84              68
                                                                         ---------       ---------       ---------
Net cash provided by operating activities .........................         16,094           2,202          17,434
                                                                         ---------       ---------       ---------
Cash flows from investing activities:
   Proceeds from sale of assets ...................................          1,200              --              --
   Acquisition of property, plant and equipment ...................        (11,140)        (26,460)        (16,564)
                                                                         ---------       ---------       ---------
Net cash used in investing activities .............................         (9,940)        (26,460)        (16,564)
                                                                         ---------       ---------       ---------
Cash flows from financing activities:
   Borrowings under revolving credit facility .....................        107,747              --              --
   Repayments under revolving credit facility .....................       (110,060)             --              --
   Principal repayments of term loan ..............................         (7,500)             --              --
   Net borrowings from parent .....................................          4,131          25,524              40
   Principal payments on deferred compensation notes ..............         (1,662)         (1,072)         (1,074)
   Increase (decrease) in bank overdraft ..........................            859            (292)             60
                                                                         ---------       ---------       ---------
Net cash provided by (used in) financing activities ...............         (6,485)         24,160            (974)
                                                                         ---------       ---------       ---------
Net decrease in cash and cash equivalents .........................           (331)            (98)           (104)
Cash and cash equivalents, beginning of year ......................            673             342             244
                                                                         ---------       ---------       ---------
Cash and cash equivalents, end of year ............................      $     342       $     244       $     140
                                                                         =========       =========       =========


Supplemental Disclosures of Cash Flow Information (Note 11)

                    GOLDENDALE HOLDING COMPANY AND SUBSIDIARY
                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                            (DOLLARS IN THOUSANDS)


OPERATIONS, PRINCIPLES OF COMBINATION AND BASIS OF PRESENTATION

      The operations of the Company consist primarily of the smelting conversion of alumina to aluminum under a tolling arrangement with an alumina supplier. In addition, the Company operates an alumina unloading facility. The Company operates within one business segment. The operations are located in the Pacific Northwest on the Columbia River. During 2000, the Company curtailed a substantial portion of its operations (Note 13).

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Goldendale Aluminum Company. All significant intercompany accounts and transactions have been eliminated in consolidation. Approximately 81% of the Company's labor force is subject to collective bargaining agreements. The Company's agreement with its labor force is due to expire June 1, 2001. The Company and the collective bargaining unit are in discussions to extend the expiration date of the current labor agreement until September 2001.

REVENUE RECOGNITION

      Revenues for the conversion of alumina and processing of aluminum under a tolling arrangement is recognized upon completion of the tolling process. Net gains from the sale of power are recognized during the period that the associated power is provided.

INVENTORIES

      Inventories are stated at the lower of cost or market. Cost is determined by the weighted-average cost method.

PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment including cell-relining costs are stated at cost, less accumulated depreciation and amortization. For financial reporting purposes, the costs of plant and equipment are depreciated over the estimated useful lives of the assets, which range from three to thirty years, using the straight-line method.

GOODWILL

      Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is being amortized on a straight-line basis over twenty years. The Company periodically evaluates the recoverability of goodwill. The measurement of possible impairment is based primarily on the Company's ability to recover the unamortized balance of the goodwill from expected future operating cash flows on an undiscounted basis (Note 9).

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



INTEREST COSTS

      The Company follows the policy of capitalizing interest as a component of the cost of property, plant and equipment constructed for its own use. Interest costs of $0, $500 and $463 were capitalized during the years ended December 31, 1998, 1999 and 2000, respectively.

INCOME TAXES

      The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109). SFAS 109 uses the liability method so that deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws and tax rates. Deferred income tax expense or benefit is based on the changes in the financial statement basis versus the tax bases in assets or liabilities from period to period.

ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATIONS OF CREDIT RISK

      Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with various high quality financial institutions; these deposits may exceed federally insured limits at various times throughout the year. Receivables due from the Company's primary tolling customer comprised 98% and 96% of the Company's total trade accounts receivable at December 31, 1999 and 2000, respectively. All of the reimbursement receivable is due from Bonneville Power Administration. In management's opinion the credit risk associated with non-payment of the reimbursement receivable is considered minimal as the Bonneville Power Administration is an agent of the government of the United States of America.

FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

      The fair values of financial instruments have been determined through information obtained from quoted market sources and management estimates. It is management's belief that financial instruments held by the Company approximate fair value. The Company does not hold or issue financial instruments or derivative financial instruments for trading purposes.

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

RESEARCH AND DEVELOPMENT COSTS

      Expenditures associated with research and development for existing product process improvements are expensed as incurred. These costs amounted to $789, $1,516 and $0 during the years ended December 31, 1998, 1999 and 2000, respectively. Depreciation on equipment used for research and development amounted to $0, $47 and $14 during the years ended December 31, 1998, 1999 and 2000, respectively.

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

RECLASSIFICATIONS

      Certain reclassifications of 1998 and 1999 amounts have been made to conform to classifications used in 2000.

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138 ("SFAS No. 138"), Accounting for Certain Derivative Instruments and Certain Hedging Activities. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the

                    GOLDENDALE HOLDING COMPANY AND SUBSIDIARY
                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                            (DOLLARS IN THOUSANDS)

hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 and 138 are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 and No. 138 as of the beginning of the fiscal year 2001. Management does not believe that the adoption of SFAS No. 133 and No. 138 will have any initial impact on its consolidated financial statements.

                   GOLDENDALE HOLDING COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (DOLLARS IN THOUSANDS)


1.    INVENTORIES

      Inventories consist of the following:



                                                           DECEMBER 31,
                                                      -----------------------
                                                          1999           2000
                                                      --------       --------
Tolling in process .............................      $  3,451       $  4,229
Supplies and alloys ............................         7,824          9,172
Electrolyte materials ..........................         5,796          5,688
Carbon plant materials .........................         3,965          2,569
Alumina ........................................         3,315          2,067
                                                      --------       --------
                                                      $ 24,351       $ 23,725
                                                      ========       ========


2.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following:


                                                          DECEMBER 31,
                                                      -----------------------
                                                          1999           2000
                                                      --------       --------
Land and improvements ..........................      $  4,840       $  4,847
Machinery and equipment ........................        91,135        103,008
Buildings and improvements .....................        19,406         19,708
Capital projects in process ....................         7,892         12,106
                                                      --------       --------
                                                       123,273        139,669
Less accumulated depreciation ..................        28,198         41,153
                                                      --------       --------
                                                      $ 95,075       $ 98,516
                                                      ========       ========


      During 1998, the Company changed its method of accounting for cell relining costs from expensing such costs as incurred to capitalizing and amortizing these costs over future periods. The Company believes that the new method is preferable since it improves the matching of revenues and costs as technological improvements have extended the estimated period of economic benefit realized from cell relining. The change was applied by retroactively restating the previously issued consolidated financial statements. The effect of this change was to decrease net loss by $2,829 for the year ended December 31, 1998.

3.    OTHER ASSETS

      Other assets consist of the following:


                                                           DECEMBER 31,
                                                      -----------------------
                                                          1999           2000
                                                      --------       --------

Restricted cash ................................      $  1,844       $  1,906
Power project assets held for sale .............           543            543
                                                      --------       --------
                                                      $  2,387       $  2,449
                                                      ========       ========

                   GOLDENDALE HOLDING COMPANY AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                            (DOLLARS IN THOUSANDS)

      Restricted cash consists of cash held in trust and committed for environmental cleanup and workers compensation self-insurance as required by the State of Washington. These monies will be disbursed at a future date as allowed by the State.

4.    LONG-TERM DEBT

      Long-term debt consists of the following:


                                                            DECEMBER 31,
                                                      -----------------------
                                                          1999           2000
                                                      --------       --------
Long-term debt due to parent ...................      $ 87,243       $ 87,283
Less current portion ...........................         8,916          8,955
                                                      --------       --------
Long-term debt less current portion ............      $ 78,327       $ 78,328
                                                      ========       ========


      On December 18, 1998, the sole common stock shareholder of the Company transferred all of the issued and outstanding shares of common stock of the Company to Golden Northwest Aluminum, Inc. (GNA), a company also wholly-owned by the shareholder.

      On December 21, 1998, GNA issued $150 million of 12% first mortgage notes due on December 15, 2006. Interest is payable semi-annually on June 15 and December 15, commencing June 15, 1999. Payment of the notes is guaranteed by the Company and by other subsidiaries of GNA. The debt is collateralized by substantially all of the real property, plant and equipment of the Company and by a pledge of all of the issued and outstanding capital stock of GNA. On or after December 15, 2002, the notes are redeemable at the option of GNA at specified redemption prices. There are no sinking fund requirements. The net proceeds from the sale of the notes were used to repay all amounts then outstanding under the Company's existing credit facility and term loans, to fund capital expenditures and for working capital and other general corporate purposes. In connection with the extinguishment of its existing debt, the Company recognized an extraordinary loss, net of income taxes, of $953 in 1998. The indenture agreement limits principal payments on subordinated debt, dividends or shareholder distributions, and investments in subsidiaries.

      On December 21, 1998, the Company, together with GNA's other subsidiaries, entered into a $75 million bank revolving credit facility which matures on December 20, 2003 and is collateralized by inventory, accounts receivable and related intangibles, including a security interest in the Company's tolling agreement. Borrowings under the credit facility bear interest at a floating base rate plus from 0.50% to 1.00% (10.50% at December 31, 2000) or LIBOR plus from 2.00% to 2.50%, (9.18% at December 31, 2000) depending on the consolidated ratio of earnings before interest, income taxes, depreciation and amortization to interest expense. The credit facility provides for the payment of a commitment fee of 0.50% per annum based on the unused portion of the credit facility. The credit agreement contains restrictive covenants, including a minimum net worth requirement, a minimum excess availability requirement and limitations on capital expenditures, dividends, additional indebtedness, mergers and other business combinations, assets sales, encumbrances, investments and transactions with affiliates. The Company was in compliance with these covenants at December 31, 2000.

      Also on December 21, 1998, GNA entered into a subordinated credit agreement for $20 million. The debt bears interest at LIBOR plus 2.00% (8.82% at December 31, 2000) and is due in December 2005. The debt is secured by a second lien and pledge on the collateral securing the first mortgage notes and is guaranteed by the Company and other subsidiaries of GNA. Except for the collateral security, the

                   GOLDENDALE HOLDING COMPANY AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                            (DOLLARS IN THOUSANDS)

guarantees by the Company are subordinate to the indebtedness under the bank revolving credit facility. The credit agreement provides for additional borrowings of $10 million on or prior to December 31, 2001.

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

      On January 21, 1999, the Company terminated at no cost its existing interest rate swap agreement and entered into a new swap agreement that expires in 2003. The fixed interest rate paid on the new swap is 6.4% and covers $20 million of notional principal amount of floating rate (LIBOR) indebtedness of the Company. Although the Company is exposed to credit loss on the interest rate swap in the event of nonperformance by the counterparties, the Company estimates the likelihood of such nonperformance to be remote. At December 31, 1999 and 2000, the fair value of the interest rate swap was approximately $92 and $350, respectively, which reflects the estimated amount that the Company would pay to terminate the contracts.

      The total outstanding debt of GNA co-guaranteed by the Company at December 31, 2000 amounted to:


                                                          1999           2000
                                                      --------       --------
First Mortgage Notes ...........................      $150,000       $150,000
Subordinated Credit Agreement ..................        20,000         20,000
Revolving Credit Facility ......................        25,279         47,233
                                                      --------       --------
                                                      $195,279       $217,233
                                                      ========       ========


5.    ALUMINA TOLLING CONVERSION AGREEMENT

      The Company has an agreement with an alumina supplier for the conversion of alumina to aluminum for a tolling charge under which the entire production capacity of the smelting facilities is dedicated to the tolling of the supplier's alumina. The supplier is obligated to supply, without charge, alumina sufficient to meet the requirements for full operation. The tolling fees set forth in the contract are a percentage of the price of aluminum quoted on the London Metal Exchange. The agreement, as amended, continues through December 31, 2011. This tolling customer accounted for 99% of the Company's consolidated revenue in 1998, 1999 and 2000.

      In December 2000, the Company entered into an agreement modifying the terms of its alumina tolling agreement. The modification allows for a reduction in the amount of aluminum production through September 2001 to a level of approximately 15% of capacity and extends the tolling arrangement to December 31, 2013. In connection with the modification the Company incurred modification charges of $38,750, which is included in curtailment expenses in the statement of operations (Note 13).

                   GOLDENDALE HOLDING COMPANY AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                            (DOLLARS IN THOUSANDS)

6.    EMPLOYEE BENEFIT PLANS

      Profit Sharing Bonus Plan

      The Company has a profit sharing plan for its hourly and salaried employees. All employees are eligible participants in this plan upon completion of a probationary period. The plan provides for payments equal to a percentage of profits, as defined. Allocation of the payments is based upon hours worked. These amounts are to be distributed to eligible participants on or before March 31 following the Company's year-end. For the years ended December 31, 1998, 1999 and 2000, the Company recorded approximately $380, $0 and $1,488, respectively, of expense related to this plan.

      Retirement Benefit Plans

      The Company has a 401(k) profit sharing plan under which employees may elect to defer pay, subject to statutory limits; the Company also makes matching contributions for nonbargaining employees on the basis of percentages specified in the plan and discretionary contributions as determined on an annual basis. The Company also maintained a separate profit sharing retirement plan (the "DC Plan") which provided retirement benefits for substantially all of its employees. Goldendale is committed to contribute the greater of 5% of net income or $.25 per eligible hour worked. During 1999, the separate profit sharing retirement plan was merged into the 401(k) profit sharing plan. For the years ended December 31, 1998, 1999 and 2000, the Company recorded approximately $290, $514 and $384 of expense for plan contributions.

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

7.    ACCRUED EXPENSES

      Accrued expenses consist of the following:


                                                            DECEMBER 31,
                                                      -----------------------
                                                          1999           2000
                                                      --------       --------
Bonuses and employee benefits ..................      $  3,655       $  4,458
Salaries and related expenses ..................         2,756          3,237
Interest payable (Note 13) .....................         2,355            650
Bank overdraft .................................         1,574          1,514
Other ..........................................         3,641          1,529
                                                      --------       --------
                                                      $ 13,981       $ 11,388
                                                      ========       ========

                   GOLDENDALE HOLDING COMPANY AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                            (DOLLARS IN THOUSANDS)

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

      During 1999, the Company contracted for the design and construction of a bath reclaim facility. In connection therewith, a dispute has arisen over contract change orders to an engineering and construction contract. The Company has accrued an estimate of the costs to settle the claim in the amount of $520. If the settlement offer is not accepted, the ultimate cost to the Company may exceed this accrual.

      As of December 31, 1999 and 2000, the Company had a liability of approximately $1,825 and $1,893, respectively, for estimated environmental remediation activities to be taken on the Company's facility. The Company's estimate of this liability is based on a remediation study conducted by independent engineering consultants. The total cost of remediation is estimated at $3 million; however, under a court decree the Company is only responsible for approximately one-half of the total. The remaining cost is the responsibility of prior owners.

      In December 2000, the Company was designated as a potentially responsible party (PRP) by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, and by the State of Oregon under applicable state laws with respect to the Portland Harbor Superfund site in Portland, Oregon. Other PRPs also have been so designated. The Company, along with other PRPs, is participating in the funding of a remedial investigation/feasibility study. Management does not anticipate selection of a remedy for several years and is of the opinion that the Company will be found to have a de minimus liability, if any, in the outcome of the matter.

     The Company has an existing agreement for the purchase of power with the Bonneville Power Administration (BPA) for the purchase of electrical power at fixed rates. The contracts with BPA expiring on September 30, 2001, was modified in December 2000 (Note 13). Future estimated minimum payments under this agreement at December 31, 2000 are $43,676 in 2001.

      In October 2000, the parent of the Company entered into a new electrical power sale agreement with BPA that will be effective from October 1, 2001 through September 30, 2006. The Company expects that 50% of its electrical power requirements will be met through this contract. The new contract allows GNA to direct the available power to the Company's facility as well as to a facility related by common ownership. The power rates set forth under the new contract are subject to review by the Federal Energy Regulatory Commission. Because the rate for BPA power will not be determinable until the conclusion of the review, GNA has the right to terminate the contract within a specified time period after the review. Under the new contract, the BPA Administrator may have broad discretion to temporarily or permanently limit or terminate purchases of power in circumstances in which the Administrator determines that the Company is not in compliance with all applicable federal, state and local laws and regulations.

                   GOLDENDALE HOLDING COMPANY AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                            (DOLLARS IN THOUSANDS)


9.    INCOME TAXES

      Income tax expense (benefit) consists of the following:


                                                                       YEAR ENDING DECEMBER 31,
                                                                ------------------------------------
                                                                     1998         1999          2000
                                                                ---------    ---------     ---------
Current ..................................................      $   2,009    $  (7,338)    $   3,798
Deferred .................................................            487        3,593           610
                                                                ---------    ---------     ---------
Income tax expense (benefit) .............................      $   2,496    $  (3,745)    $   4,408
                                                                =========    =========     =========


      The difference between the federal statutory tax rate and the effective tax rate resulted from the following:


                                                                      YEAR ENDING DECEMBER 31,
                                                                ------------------------------------
                                                                     1998         1999          2000
                                                                ---------    ---------     ---------

Federal statutory tax rate ...............................           35.0%       (35.0)%        35.0%
Amortization of goodwill .................................           69.6         12.8          19.1
IRS audit settlement .....................................             --         (8.7)           --
Other items, net .........................................            0.1          2.0          (1.8)
                                                                ---------    ---------     ---------
Effective tax rate .......................................          104.7%       (28.9)%        52.3%
                                                                =========    =========     =========


      Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                            DECEMBER 31,
                                                      -----------------------
                                                          1999           2000
                                                      --------       --------
Current:
   Accrued expenses ............................      $ (1,805)         1,226
   Accrued curtailment expenses ................            --          1,301
   Inventory ...................................            55             53
   Other .......................................         1,535            245
                                                      --------       --------
                                                      $   (215)      $  2,825
                                                      ========       ========


Noncurrent:
   Property, plant and equipment ...............      $(16,286)       (16,565)
   Power project assets ........................           404            404
   Deferred compensation notes .................           231             --
   Other .......................................           639            663
                                                      --------       --------
                                                      $(15,012)      $(15,498)
                                                      ========       ========

                   GOLDENDALE HOLDING COMPANY AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                            (DOLLARS IN THOUSANDS)


      In 1999, as a result of an audit by the Internal Revenue Service, the Company entered into an agreement to capitalize certain expenditures for income tax purposes. As a result of the agreement, goodwill and interest expense were reduced by approximately $2 million and $1 million, respectively, during 1999. In 2000, as a result of the resolution of an estimated deferred tax liability arising from the acquisition of the Company, the Company reduced goodwill and interest expense by approximately $2.6 million and $.5 million, respectively.

10.   SHAREHOLDERS' EQUITY

      Terms of the Company's preferred stock provide for dividends accruing quarterly and payable in cash as declared by the Board of Directors according to the following schedule:


YEAR ENDING DECEMBER 31,                                       AMOUNT
- ------------------------                                   ------------
            2001.........................................  $27.68/share
            2002.........................................  $29.93/share
            2003.........................................  $32.18/share
Thereafter...............................................  $34.43/share

      Commencing on January 1, 2002, the preferred shareholders have the option of receiving additional shares of preferred stock in satisfaction of any cumulative dividend in arrears that may exist at that time. At December 31, 1999 and 2000, dividends payable on preferred stock were $13,163 ($99.85 per share) and $16,811 ($127.53 per share), respectively. The Company plans to pay a portion of dividends payable in 2001 in order to fund distributions from the Goldendale Retirement Plan.

      The Company may redeem any or all outstanding shares of Series A Preferred Stock at the following redemption prices:


YEAR ENDING DECEMBER 31,                                  AMOUNT
- ------------------------                                  ------
2001...................................................   $227.25
Thereafter.............................................   $225.00


      The shares of preferred stock and shares of common stock vote together as a single class on all matters submitted to a vote of the shareholders of the Company. The holders of shares of preferred stock are entitled to one vote per share and have full voting rights and power equal to those of the holders of common stock.

                   GOLDENDALE HOLDING COMPANY AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                            (DOLLARS IN THOUSANDS)


11.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      Supplemental disclosures of cash flow information is as follows:


                                                                       YEAR ENDED DECEMBER 31,
                                                                ------------------------------------
                                                                     1998         1999          2000
                                                                ---------    ---------     ---------
Cash paid (received) during the period for:
  Interest ...............................................      $   6,369    $   3,345     $  11,074
  Income taxes ...........................................      $   2,900    $  (2,796)        4,492
Non-cash investing and financing activities:
  Debt refinanced with borrowings from parent ............      $  57,588    $      --     $      --
  Dividends accrued on preferred stock ...................      $   3,648    $   3,648     $   3,648
  Reduction to acquisition contingency accrual:
      Goodwill ...........................................      $      --    $   2,045     $   2,574
      Deferred income tax benefit ........................      $      --    $     783     $   3,164
      Interest expense ...................................      $      --    $   1,262     $     590


12.   RELATED PARTY TRANSACTIONS

      GNA, the parent of the Company, allocates substantially all of its costs to its subsidiaries based on the ratio of each subsidiary's borrowings to the total borrowings by all subsidiaries. For the years ended December 31, 1999 and 2000, the Company incurred $9,978 and $10,682, respectively, in interest charges and other expenses which were charged to the Company by GNA. Accrued expenses include $704 and $650 of interest payable to GNA at December 31, 1999 and 2000, respectively.

      Sales to a company related by common ownership amounted to $1,102, $1,750 and $1,621 for the years ended December 31, 1998, 1999 and 2000, respectively. Purchases from this company amounted to $202, $561 and $596 for the years ended December 31, 1998, 1999 and 2000, respectively. Trade accounts receivable includes balances due from this company amounted to $1,214 and $1,435 at December 31, 1999 and 2000, respectively. Also included in trade accounts receivable are balances due from another company related by common ownership amounted to $86 and $704 at December 31, 1999 and 2000, respectively.

      A member of the Company's board of directors is a partner in a law firm which performs legal services for the Company. Fees paid to this firm amounted to $180, $3 and $54 for the years ended December 1998, 1999 and 2000.

                   GOLDENDALE HOLDING COMPANY AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                            (DOLLARS IN THOUSANDS)


13.   POWER SALES AND CURTAILMENT

      In September 2000, the Company curtailed smelter production levels to approximately 67% of capacity as a result of significant increases in the spot market price of electrical power. At reduced production levels, the Company was able to sell excess electrical power contractually available under its existing power contracts with the Bonneville Power Administration (BPA). As a result of these power sales, the Company recorded a net gain from power sales of approximately $13,980 in 2000 which was composed of gross proceeds of $18,277 offset by incremental excess power costs. In connection with the initial curtailment, the Company reduced its workforce by 88 hourly employees and provided a severance package to employees that were either voluntarily or involuntarily terminated.

      In December 2000, the Company curtailed smelter production further, to a level of approximately 15% of capacity. This second curtailment was done in conjunction with a modification to the Company's existing electrical power contract with BPA. The modification to the contract allows BPA to remarket the electrical power that the Company would have used. The proceeds from the remarketed power will become available to the Company as reimbursement for "qualified expenditures" through December 2010. As defined in the remarketing agreement, "qualified expenditures" are costs related to curtailing production (including employee layoff expenditures, contract cancellation fees, unabsorbed fixed costs and debt service payments), costs incurred pursuant to plans to secure a future power supply and enhance operations of the facilities, and payment of tax liabilities related to these reimbursements. Income from reimbursable costs amounted to $40,795 in 2000. Revenue from reimbursement of expenditures is recognized in the period that the qualified expenditures are incurred to the extent that such expenditures will be reimbursed. Costs related to the curtailments, including contract cancellation charges of $38,750 and workforce reduction costs of $4,219 have been incurred.

      In connection with this second curtailment, the Company reduced its active workforce by 208 hourly employees. These inactive employees were provided a severance package that includes full wages and benefits to September 30, 2001.

      The Company expects to return to full production levels once power is available at acceptable price levels. However, no assurances can be given that the Company's plans for restarting its smelter operations will occur as currently planned, if at all.

                                 EXHIBIT INDEX


  Exhibit
  Number
- ------------

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

         10.10 Alumina Supply Agreement dated October 15, 1999 by Glencore Ltd. and Northwest Aluminum Company. Incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 1999. (Confidential treatment of portions of this document has been requested. The information omitted from this exhibit has been filed with the Commission.)

         10.11 Phantom Stock Termination Agreement dated August 1, 1996 between Goldendale Aluminum Company and Jessie Casswell. Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 31, 1999.*

         10.12 Block Power Sales Agreement, effective October 1, 2001, between the Bonneville Power Administration and the Registrant.

         10.13 Amendment to Alumina Supply Agreement, dated as of October 23, 2000, between Glencore Ltd. and Northwest Aluminum Company.

         10.14 Agreement on the Use of Net Proceeds from Remarketing, dated December 27, 2000, between the Registrant and the United Steelworkers of America.

         10.15 Remarketing Addendum to the 1996 Agreements, dated effective December 29, 2000, executed by the Bonneville Power Administration and the Registrant, Goldendale Aluminum Company and Northwest Aluminum Company.

         10.16 Side Agreement to Agreement to Toll Covert Alumina into Aluminum (Tolling Contract) between Hydro Aluminum Metal Products North America, Inc. and Goldendale Aluminum Company.

         10.17 Second Amendment to Alumina Supply Agreement, dated January 5, 2001, between Glencore Ltd. and Northwest Aluminum Company.

         10.18 Memorandum of Understanding, Curtailment of Operations due to Power Sale, dated January 11, 2001, between the Bargaining Units of the United Steelworkers of America and the Registrant, Northwest Aluminum Company and Goldendale Aluminum Company.

         12.1     Statements re Computation of Ratios.

         21.1     Subsidiaries of the Registrant.

         24.1 Powers of Attorney (included on signature pages of the Registration Statement).

- --------------------

         *        Management contract or compensatory arrangement.

(b)      Reports on Form 8-K

         Not applicable.