Form 10-Q
period 2001-03-31
GOLDEN NORTHWEST ALUMINUM INC; NORTHWEST ALUMINUM SPECIALTIES INC; NORTHWEST ALUMINUM CO; NORTHWEST ALUMINUM TECHNOLOGIES LLC; GOLDENDALE HOLDING CO; GOLDENDALE ALUMINUM CO
filed 2001-05-15
CIK 1079177, 1079176, 1079178, 1079191, 1079192, 1079194

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________to ___________

                        Commission file number 333-72245


                         GOLDEN NORTHWEST ALUMINUM, INC.
             (Exact name of registrant as specified in its charter)

                        Oregon                                                    93-1249606
--------------------------------------------------------------      -----------------------------------
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)

                             3313 West Second Street
                            The Dalles, Oregon 97058
         ------------------------------------ ------------------------
               (Address of principal executive offices) (Zip Code)

                                 (541) 296-6161
         --------------------------------------------------------------
              (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X    NO    .
     ---     ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    CLASS                                    OUTSTANDING AT MAY 10, 2001
    -----                                    ---------------------------
Common Stock                                            1,000

This quarterly report on Form 10-Q also constitutes a quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the following subsidiaries of Golden Northwest Aluminum, Inc.:

                                                              State of          I.R.S. Employer
                                            Commission file   incorporation     Identification
Company                                     number            or organization   Number
-----------------------------------------------------------------------------------------------
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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                     ASSETS

                                                                                         DECEMBER 31,     MARCH 31,
                                                                                            2000             2001
                                                                                         -----------      ---------
                                                                                                          (UNAUDITED)
Current assets:
      Cash and cash equivalents ....................................................      $   1,982       $   1,503
      Trade accounts receivable, less allowance for doubtful accounts of $100 ......         41,768          27,471
      Reimbursement receivable .....................................................         40,795          43,044
      Current portion of receivable due from related company .......................          2,141           2,408
      Inventories ..................................................................         89,316          84,774
      Income taxes refundable ......................................................            811              --
      Deferred income taxes ........................................................          2,825           2,837
      Other current assets .........................................................          2,149           3,516
                                                                                          ---------       ---------
                Total current assets ...............................................        181,787         165,553
                                                                                          ---------       ---------
Property, plant and equipment, net .................................................        139,147         137,569
Goodwill, net of accumulated amortization of  $18,829 and $19,947 ..................         74,186          73,068
Advances to shareholder ............................................................          2,000           2,000
Receivable due from related company, less current portion ..........................          1,985           1,881
Other assets, net ..................................................................          9,388           9,974
                                                                                          ---------       ---------
                                                                                          $ 408,493       $ 390,045
                                                                                          =========       =========

              LIABILITIES, PREFERRED STOCK AND SHAREHOLDER'S EQUITY

Current liabilities:
      Current portion of long-term debt ............................................      $  47,233       $  23,766
      Trade accounts payable .......................................................         21,744          15,379
      Accrued expenses .............................................................         16,986          22,024
      Accrued curtailment expenses .................................................         42,833          31,778
      Income taxes payable .........................................................             --           1,243
      Current portion of dividends payable .........................................          8,500           1,879
      Intercompany payable .........................................................          4,241          14,797
                                                                                          ---------       ---------
                Total current liabilities ..........................................        141,537         110,866
                                                                                          ---------       ---------
      Long-term debt, less current portion .........................................        170,000         170,000
      Deferred income taxes ........................................................         15,498          15,280
      Other long-term liabilities ..................................................          1,893           1,895
      Dividends payable ............................................................          8,311          15,844
                                                                                          ---------       ---------
                Total liabilities ..................................................        337,239         313,885
                                                                                          ---------       ---------

Commitments and contingencies

Preferred stock of subsidiary ......................................................         29,663          29,663

Shareholder's equity:
      Common stock, no par value; 350,000 shares authorized; 1,000 shares
         issued and outstanding ....................................................             --              --
      Additional paid-in capital ...................................................         63,628          63,628
      Accumulated other comprehensive loss .........................................             --            (509)
      Accumulated deficit ..........................................................        (22,037)        (16,622)
                                                                                          ---------       ---------
                Total shareholder's equity .........................................         41,591          46,497
                                                                                          ---------       ---------
                                                                                          $ 408,493       $ 390,045
                                                                                          =========       =========

   The accompanying notes to interim consolidated financial statements are an integral part of these statements.

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               AND OTHER COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

                                                         THREE MONTHS ENDED MARCH 31,
                                                         ---------------------------
                                                             2000            2001
                                                         ----------       ----------
                                                                (IN THOUSANDS,
                                                              EXCEPT SHARE DATA)
Revenues..............................................    $ 127,892          47,813
Cost of revenues......................................      119,287          66,037
                                                          ---------       ---------
Gross margin..........................................        8,605         (18,224)
Net gains on power sales..............................           --          31,769
Reimbursement of expenditures.........................           --          13,676
Curtailment expenses..................................           --          (7,290)
General and administrative expenses...................       (3,835)         (4,800)
                                                          ---------       ---------
Operating income .....................................        4,770          15,131
Other income (expense):
   Interest expense...................................       (6,033)         (6,089)
   Other income (expense), net........................          316            (618)
                                                          ---------       ---------
Net other expense.....................................       (5,717)         (6,707)
                                                          ---------       ---------
Income (loss) before income taxes.....................         (947)          8,424
Income tax expense....................................        1,352           2,097
                                                          ---------       ---------
Net income (loss).....................................    $  (2,299)      $   6,327
                                                          ---------       ---------

Net income (loss).....................................    $  (2,299)      $   6,327
Dividends accrued on preferred stock of subsidiary....         (912)           (912)
                                                          ---------       ---------
Net income (loss) available to common shareholder.....    $  (3,211)      $   5,415
                                                          ---------       ---------

Net income (loss) ....................................    $  (2,299)      $   6,327
Other comprehensive income, net of tax:
  Unrealized loss on derivative financial instrument..           --            (783)
  Tax benefit on unrealized loss .....................           --             274
                                                          ---------       ---------
Comprehensive income (loss)...........................    $  (2,299)          5,818
                                                          ---------       ---------


            The accompanying notes to interim consolidated financial
              statements are an integral part of these statements.

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                    ---------------------------
                                                                                       2000             2001
                                                                                    ----------       ----------
                                                                                           (IN THOUSANDS)
Cash flows from operating activities:
   Net income (loss) ..........................................................      $  (2,299)      $   6,327
   Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
      Depreciation and amortization ...........................................          5,765           6,639
      Amortization of financing costs .........................................            265             265
      Loss on disposal of assets ..............................................             15             347
      Realized loss on aluminum call options ..................................             --             728
      Unrealized loss on aluminum call options ................................             --           1,380
      Premiums paid for aluminum call options .................................             --          (2,183)
      Deferred income taxes ...................................................             92              44
      Change in assets and liabilities:
           Trade accounts receivable ..........................................          3,436          14,297
           Reimbursement receivable ...........................................             --          (2,249)
           Inventories ........................................................        (11,979)          4,542
           Other current assets ...............................................            457          (1,292)
           Income taxes refundable ............................................          1,260             811
           Other assets .......................................................         (1,360)           (857)
           Trade accounts payable .............................................         (4,875)         (6,365)
           Accrued expenses ...................................................          1,695           5,105
           Accrued curtailment expenses .......................................             --         (11,055)
           Income taxes payable ...............................................             --           1,243
           Intercompany payable ...............................................          3,253          10,556
           Other liabilities ..................................................             13               2
                                                                                     ---------       ---------
Net cash provided by (used in) operating activities ...........................         (4,262)         28,285
                                                                                     ---------       ---------
Cash flows from investing activities:
    Acquisition of property, plant and equipment ..............................         (6,673)         (4,284)
    Net payments from (advances to) related company ...........................            413            (163)
                                                                                     ---------       ---------
Net cash used in investing activities .........................................         (6,260)         (4,447)
Cash flows from financing activities:
    Borrowings under revolving credit facilities ..............................         91,992          92,941
    Repayments under revolving credit facilities ..............................        (82,260)       (116,408)
    Principal payments on deferred compensation notes .........................           (176)           (356)
    Increase (decrease) in bank overdraft .....................................          2,380            (494)
                                                                                     ---------       ---------
Net cash provided by (used in) financing activities ...........................         11,936         (24,317)
                                                                                     ---------       ---------
Net increase (decrease) in cash and cash equivalents ..........................          1,414            (479)
Cash and cash equivalents, beginning of period ................................          1,929           1,982
                                                                                     ---------       ---------
Cash and cash equivalents, end of period ......................................      $   3,343       $   1,503
                                                                                     ---------       ---------

Supplemental Disclosures of Cash Flow Information (Note 7)


            The accompanying notes to interim consolidated financial
              statements are an integral part of these statements.

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

           (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE DATA)


1.    BASIS OF PRESENTATION

      The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

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

      Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2.    OPERATIONS AND PRINCIPLES OF CONSOLIDATION

      Golden Northwest Aluminum, Inc. (the "Company") was incorporated in the state of Oregon on June 3, 1998 for the purposes of becoming the holding company of Northwest Aluminum Company, Northwest Aluminum Specialties, Inc. (collectively "Northwest"), Goldendale Holding Company and its wholly owned subsidiary, Goldendale Aluminum Company (collectively "Goldendale") and Northwest Aluminum Technologies, LLC ("Technologies"). The consolidated financial statements include the accounts of Northwest, Goldendale and Technologies.

      The operations of the Company consist primarily of the smelting conversion of alumina to aluminum, processing of aluminum into primary products, and the sale of those products within one business segment. In 2000 and during the first three months of 2001, the Company curtailed substantially all of its smelting operations. The Company's operating subsidiaries' smelting operations were under tolling agreements with aluminum suppliers through December 1999. In December 1999, Northwest chose not to continue its tolling arrangement and allowed it to expire. Goldendale's smelting operations are under a tolling agreement that has been amended and now expires

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

           (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE DATA)


December 31, 2013. The operations are located in the Pacific Northwest on the Columbia River. Approximately 80% of the labor force of the Company's subsidiaries is subject to collective bargaining agreements. The agreement with Goldendale's labor force was due to expire June 1, 2001 and the agreement with Northwest's labor force was due to expire July 1, 2001. The Company and the collective bargaining units have entered into an agreement to extend the expiration dates of current labor agreements until September 30, 2001.

      The Company, Goldendale and Technologies report on a calendar year basis; Northwest reports on a September 30 fiscal year basis. Included in current liabilities at December 31, 2000 is $4,241 and at March 31, 2001 is $14,797, representing the balance of intercompany transactions which do not eliminate due to the differing year-ends. All other significant intercompany accounts and transactions have been eliminated.


3.    EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138 ("SFAS No. 138"), Accounting for Certain Derivative Instruments and Certain Hedging Activities. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 and No. 138 are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Effective January 1, 2001, the Company adopted SFAS No. 133 and 138. The Company reflected the difference between the fair market value of the derivative instruments and the recorded book value of the derivative instruments as a cumulative effect type adjustment to accumulated comprehensive income.

        The Company believes that the majority of its non-trading derivative contracts, power purchase agreements and aluminum purchase and sale agreements qualify for the normal purchases and sales exception of SFAS No. 133 and therefore would not be recognized at fair value on the balance sheet. The Company does, however use certain derivative instruments to limit its exposures to commodity price risk and interest rate risk. The Company's interest rate swap agreement permits it to limit exposure to interest rate risk and meets the requirements for hedge accounting under SFAS No. 133. The Company recorded the changes in the fair value of this contract in accumulated other comprehensive income on the balance sheet. Aluminum call options entered into to limit exposure to commodity price risk are not accounted for as hedging instruments under SFAS No. 133 and as a result, changes in fair value of these instruments are immediately recognized in income.

        The financial statement impact of recording the SFAS No. 133 transition adjustment on January 1, 2001 is as follows:

        Fair value of interest rate swap (liability)..........    $783
        Increase in accumulated other comprehensive
          income, net of tax of $122 .........................    $228

Upon initial adoption of the standard, the Company recorded $228, net of tax, cumulative effect adjustment to accumulated other comprehensive income. This adjustment relates to the fair value of the interest rate swap contract that qualified for cash flow hedge accounting prior to the initial adoption of SFAS No. 133. This amount will reduce interest expense when the related hedged transaction occurs.

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

           (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE DATA)


4.    INVENTORIES

      Inventories consist of the following:

                                                         DECEMBER 31,    MARCH 31,
                                                             2000          2001
                                                         -----------     --------
            Purchased metals and tolling in process..      $ 60,425      $ 52,710
            Supplies and alloys .....................        15,303        16,770
            Carbon plant materials ..................         4,844         4,124
            Alumina .................................         8,744        11,170
                                                           --------      --------
                                                           $ 89,316      $ 84,774
                                                           --------      --------


5.    LONG-TERM DEBT

      Long-term debt consists of the following:

                                                         DECEMBER 31,    MARCH 31,
                                                             2000          2001
                                                         -----------     --------
            First mortgage notes ....................      $150,000      $150,000
            Subordinated credit agreement ...........        20,000        20,000
            Revolving credit facility ...............        47,233        23,766
                                                           --------      --------
            Long-term debt ..........................       217,233       193,766
            Less current portion ....................        47,233        23,766
                                                           --------      --------
            Long-term debt less current portion .....      $170,000      $170,000
                                                           --------      --------


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

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

           (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE DATA)


      In December 1998, the Company entered into a $75 million bank revolving credit facility, which matures on December 20, 2003 and is collateralized by inventory, accounts receivable and related intangibles, including a security interest in the Company's tolling agreement. Borrowings under the credit facility bear interest at a floating base rate plus from 0.50% to 1.00% (10.50% at March 31, 2001) or the LIBOR rate plus from 2.00% to 2.50% (9.18% at March 31, 2001). The additional margin is dependent upon the consolidated ratio of earnings before interest, income taxes, depreciation and amortization to interest expense. The credit facility provides for the payment of a commitment fee of 0.50% per annum based on the unused portion of the credit facility. The credit agreement contains restrictive covenants, including a minimum net worth requirement, a minimum excess availability requirement and limitations on capital expenditures, dividends, additional indebtedness, mergers and other business combinations, assets sales, encumbrances, investments and transactions with affiliates. The Company was in compliance with these covenants at March 31, 2001. The Administrative Agent for the bank revolving credit facility increased the "borrowing base reserve" from $15.0 million to $20.0 million effective April 24, 2001, thus reducing the amount which the Company is eligible to borrow under the credit agreement.

      Also in December 1998, the Company entered into a subordinated credit agreement with Norsk Hydro USA, Inc. pursuant to which $20 million was advanced. The debt bears interest at LIBOR plus two percent (8.82% at March 31, 2001) and is due in December 2005. The debt is secured by a second lien and a pledge on the collateral securing the first mortgage notes and is guaranteed by the Company's subsidiaries. Except for the collateral security, the guarantees by the Company are subordinate to the indebtedness under the bank revolving credit facility. The credit agreement provides for additional borrowings of $10 million on or prior to December 31, 2001.

      On January 21, 1999, the Company entered into an interest rate swap agreement that expires in 2003. The fixed interest rate paid on the swap agreement is 6.4% and covers $20 million of notional principal amount of floating rate (LIBOR) indebtedness of the Company. Although the Company is exposed to credit loss on the interest rate swap in the event of nonperformance by the counterparties, the Company estimates the likelihood of such nonperformance to be remote. At December 31, 2000, the fair value of the interest rate swap was approximately $350, and at March 31, 2001 the fair value of the contract was $783. These amounts reflect the estimated amount that the Company would pay to terminate the contracts. The interest rate swap agreement is accounted for as a cash flow hedge. Changes in fair value are recognized in other comprehensive income.

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

           (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE DATA)


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

      As of March 31, 2001, the Company had a liability of approximately $1,895 ($1,893 at December 31, 2000), for estimated environmental remediation activities to be taken on the Company's facility. The Company's estimate of this liability is based on a remediation study conducted by independent engineering consultants. The total cost of remediation is estimated at $3 million; however, under a court decree the Company is only responsible for approximately one-half of the total. The remaining cost is the responsibility of prior owners. No accrual has been provided for the Northwest facility as the Company is unaware of any current condition which would give rise to remedial action.

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

      The Company has entered into various agreements for the purchase of power, alumina, and aluminum, including agreements with the Bonneville Power Administration (BPA) for the purchase of electrical power at fixed rates. Contracts with BPA expiring on September 30, 2001, were modified in December 2000.

      Future estimated minimum payments under non-cancelable agreements at December 31, 2000 are as follows:

            Year ending December 31,              Amount
            ------------------------             -------
            2001 .........................      $ 66,781
            2002 .........................        32,022
            2003 .........................        32,022
            2004 .........................        32,022
                                                --------
                                                $162,847
                                                --------

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

           (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE DATA)


      In October 2000, the Company entered into a new power sale agreement with BPA that will be effective from October 1, 2001 through September 30, 2006. The contract will allow the Company to direct available power to either or both of its operating facilities. Approximately 50% of the Company's power requirements will be met through the contract. In the summer of 2000, BPA completed a rate proceeding to determine the base rate under this new power contract. The base rate adopted by BPA was $23.50 per megawatt-hour. The rate adopted by BPA also included a "Cost Recovery Adjustment Clause," which allows BPA to adjust rates under certain defined circumstances. While past BPA rates also contained a similar adjustment clause, rate adjustments had not been implemented. Because of dramatically higher market prices for the power BPA needs to purchase to meet its supply obligations, BPA indicated during the fall and winter of 2000 that it may impose a significant surcharge on rates effective after October 1, 2001. In March 2001, BPA proposed a revised and expanded "Cost Recovery Adjustment Clause" that would grant BPA broad discretion to adjust rates every six months to ensure that it could recover all its costs and repay its obligations to the U.S. Treasury. This revised "Cost Recovery Adjustment Clause" and the initial rate adjustment is subject to a new BPA rate proceeding that is scheduled to be completed by June 2001 and to be reviewed by the Federal Energy Regulatory Commission ("FERC"). While the outcome of these proceedings is uncertain, the Company expects the resulting power costs to be significantly higher than under the current power sale agreements with BPA. Because the rate for BPA power will not be determinable until the conclusion of the rate case, the Company has a unilateral right to terminate the contract within a specified period after FERC approves the new rates. The Company anticipates FERC approval by September 2001. Under the new contract, the Company will not be able to reshape or have BPA remarket its procurements of power. In addition, the BPA Administrator may have broad discretion to temporarily or permanently limit or terminate the Company's purchases of power in circumstances in which the Administrator determines that the Company is not in compliance with all applicable federal, state and local laws and regulations. The Company does not expect to receive any cost-based firm power service directly from BPA after the new contract expires on September 30, 2006.

      On April 18, 2001, a Petition for Review under the Northwest Power Act and Suit for Declaratory and Injunctive Relief under 28 U.S.C. Section 2201(a) for Violation of 42 U.S.C. Sections 4321, et seq. was filed against BPA in the United States Court of Appeals for the Ninth Circuit by individuals and the Utility Reform Project. The plaintiffs seek review of contracts that obligate BPA to pay industrial customers for not purchasing or not using power the customer might otherwise purchase from BPA. Our Remarketing Addendum may be included in this group of contracts. The plaintiffs also seek to enjoin BPA from performing or attempting to implement these contracts on the basis that BPA's conduct in executing these contracts violated the Bonneville Project Act of 1937 and other statutes. We intervened in the case on May 14, 2001. We do not expect the plaintiffs' lawsuit to have any impact on BPA's ability to perform under the Remarketing Addendum due to the passage of the applicable statute of limitations, prior favorable court decisions and other factors. Notwithstanding the foregoing, if BPA were enjoined from performing the Remarketing Addendum, our business, financial condition and results of operations would be materially and adversely affected.

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

           (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE DATA)


7.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      Supplemental disclosures of cash flow information is as follows:

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                        2000        2001
                                                                       ------      ------
            Cash paid during the period for:
               Interest ...........................................    $1,631      $1,758
               Income taxes .......................................    $   --      $   --
            Non-cash investing and financing activities:
               Dividends accrued on preferred stock ...............    $  912      $  912

8.    SUBSEQUENT EVENTS

      In May 2001, the Company curtailed smelter production further, to a level of approximately 5% of total capacity. The excess power made available for May 2001 as a result of the additional curtailment was sold for approximately $4,900, before related power costs.

      In May 2001, the Company redeemed 13.7 shares of preferred stock for $227.25 per share. The total redemption, including payment of accrued dividends on redeemed stock, amounted to $5,000.

      On May 8, 2001, the Company entered into a Plan and Agreement for Construction of Resources to Provide Power for Future Operations of Goldendale Aluminum Company and Northwest Aluminum Company (the "Plan") with Northwest Energy Development, LLC ("Northwest Energy") and the United Steelworkers of America. Northwest Energy is an affiliate owned by the sole shareholder of the Company. Under the Plan, the Company will enter into a power purchase agreement giving it the right, but not the obligation, to purchase up to 100% of the output from power generation facilities to be developed or owned by Northwest Energy. The purchase price for the power to be charged to the Company will be the generating facility's cost of fuel, direct operations and maintenance, financing, distributions to pay taxes and reasonable general and administrative expenses. The items included in each of these categories will be negotiated when the Company enters into power sale agreements with the generating facilities. The Company's right to purchase power will last for 20 years commencing on commercial operation of the projects. The Company has the option to use this power in its operations, cause the power to be remarketed at market prices on the Company's behalf, or do a combination of both. If the Company causes the power to be remarketed, it generally will be entitled to any financial benefits in excess of the power's cost. However, these benefits will be applied to reduce the financing debt of the generating facilities, if needed, in order to obtain project financing. Reducing the debt would result in reducing the future cost of power from the facilities, which may result in a lower cost of power to the Company.

9.    DERIVATIVE FINANCIAL INSTRUMENTS

      The Company uses derivative financial instruments principally to manage the risk that changes in interest rates will affect the amount of its future interest payments and that changes in aluminum prices will affect the cost of its future purchases. The following is a summary of the Company's risk management strategies and the effect of these strategies on the consolidated financial statements.

Commodity Price Risk Management

      The Company holds aluminum call options for the purpose of limiting exposure to price fluctuations of anticipated aluminum purchases. These options require the payment of an upfront premium in return for the right to receive the amount, if any, by which the price at the settlement date exceeds the strike price. At December 31, 2000 and March 31, 2001, the Company had option contracts that established a price range for 3,400 to 6,800 metric tons of primary aluminum per month over a 16-month period beginning January 1, 2001. Although these options are intended to hedge the risk of market price fluctuations, the Company elected not to apply hedge accounting. As such, pursuant to SFAS No. 133, the call options are in the no hedging designation category. Accordingly, the Company recognized a non-cash decrease in fair market value of call options of $1,380 in the first quarter of 2001. The fair value of these options at December 31, 2000 and March 31, 2001 is $2,008 and $2,083, respectively and is included in other current assets.

Interest Rate Risk Management

      The Company uses an interest rate swap contract to manage the amount of total debt that is subject to variable interest rates. Under the interest rate swap contract, the Company agrees to pay amounts equal to a specified fixed-rate of interest multiplied by a notional principal amount, and to receive amounts in return equal to a variable rate of interest multiplied by the same notional principal amount. The notional amount of the contract is not exchanged. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination and represents the market quotation, at current rates of interest, of the remaining obligation to exchange payments under the terms of the contract. The differential between the variable interest rate and the fixed interest rate, which is to be paid or received, is recognized in interest expense. Pursuant to SFAS No. 133, the Company accounts for its interest rate swap contract as a cash flow hedging instrument. With the adoption of SFAS 133, these swaps resulted in the recognition of a liability of $783 at March 31, 2001 and a loss in accumulated other comprehensive income for the quarter ended March 31, 2001 of $433 (net of tax of $152).

10. NORTHWEST ALUMINUM COMPANY AND NORTHWEST ALUMINUM SPECIALTIES, INC. AND GOLDENDALE HOLDING COMPANY AND SUBSIDIARY

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

           (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE DATA)


Northwest Aluminum Company and Northwest Aluminum Specialties, Inc.


                                                                  THREE MONTHS ENDED
                                                                     DECEMBER 31,
                                                              -------------------------
                                                                1999             2000
                                                              ---------       ---------
       CONDENSED STATEMENT OF OPERATIONS:
         Revenues:
           Customers ...................................      $  74,828       $  37,044
           Parent and related companies ................             62             601
                                                              ---------       ---------
                                                                 74,890          37,645
           Cost of revenues ............................        (74,089)        (38,486)
           Net gains on power sales ....................             --          13,981
           Reimbursement of expenditures ...............             --           5,439
           Curtailment expenses ........................             --          (6,971)
           General and administrative expenses .........         (1,380)         (2,263)
                                                              ---------       ---------
           Operating income (loss) .....................           (579)          9,345
           Net other expense ...........................         (2,673)         (4,089)
                                                              ---------       ---------
           Net income (loss)............................      $  (3,252)      $   5,256
                                                              =========       =========

          CONDENSED BALANCE SHEET:
           Current assets ..............................      $  94,436       $  99,905
           Non-current assets ..........................         44,309          44,844
                                                              ---------       ---------
              Total assets .............................      $ 138,745       $ 144,749
                                                              =========       =========

           Current liabilities .........................      $  68,863       $  74,022
           Non-current liabilities .....................         66,872          66,871
           Shareholder's equity ........................          3,010           3,856
                                                              ---------       ---------
              Total liabilities and shareholder's equity      $ 138,745       $ 144,749
                                                              =========       =========

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

           (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE DATA)


Goldendale Holding Company and Subsidiary


                                                                             THREE MONTHS ENDED
                                                                                DECEMBER 31,
                                                                         -------------------------
                                                                           1999             2000
                                                                         ---------       ---------
            CONDENSED STATEMENT OF OPERATIONS:
                    Revenues:
                      Customers ...................................      $  53,064       $  10,769
                      Parent and related companies ................            378             460
                                                                         ---------       ---------
                                                                            53,442          11,229
                      Cost of revenues ............................        (45,638)        (26,504)
                      Net gains on power sales ....................             --          17,788
                      Reimbursement of expenditures ...............             --           8,237
                      Curtailment expenses ........................             --            (319)
                      General and administrative expenses .........         (2,350)         (2,282)
                                                                         ---------       ---------
                      Operating income.............................          5,454           8,149
                      Net other expense ...........................         (2,683)         (2,560)
                      Income tax expense ..........................          1,352           2,097
                                                                         ---------       ---------
                      Net  income..................................      $   1,419       $   3,492
                                                                         =========       =========

            CONDENSED BALANCE SHEET:
                      Current assets ..............................      $  43,579       $  63,188
                      Non-current assets ..........................        179,675         173,376
                                                                         ---------       ---------
                         Total assets .............................      $ 223,254       $ 236,564
                                                                         =========       =========

                      Current liabilities .........................      $  35,248       $  43,671
                      Non-current liabilities .....................        108,385         111,347
                      Stockholder's equity ........................         79,621          81,546
                                                                        ---------        ---------
                         Total liabilities and stockholder's equity      $ 223,254       $ 236,564
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

      Because our tolling fees are a percentage of prices of aluminum on the London Metal Exchange, the amount of revenue from tolling activities varies depending on market aluminum prices, especially LME prices, and gross smelter production volumes. The tolling fees are based on prior three-month average LME prices and not current market aluminum prices. Additional revenue for tolled value-added products is dependent on the volume of value-added production and the cost of production versus the dollar amount of pricing premiums. The amount of revenue from non-tolled value-added sales varies depending on market aluminum prices, demand for our value-added products and the pricing premiums we are able to realize for these products. Our revenues from non-tolled value-added products may not be as strongly affected by lower LME prices as is the case with tolling fees because of increased demand for value-added products at lower prices.

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

                                                                   Price Per
       Year Ended December 31,                                       Pound
       -----------------------                                       -----
             1995....................................................$0.83
             1996....................................................$0.70
             1997....................................................$0.74
             1998....................................................$0.63
             1999....................................................$0.63
             2000....................................................$0.71


The timing and magnitude of an increase or decrease in aluminum prices is uncertain. As of March 31, 2001, the three-month LME price per pound of aluminum was $0.67, and more recently LME prices have fluctuated around $0.70 per pound.

      One of our primary costs is electrical power and prior to 2000, those costs had been relatively stable. The source of the majority of our power has been through the Bonneville Power Administration (BPA). We have supplemented the BPA power with purchases of market power during time periods that have historically had lower cost than our cost through BPA.

      Beginning in the latter part of 2000, the market price of electric power began to increase dramatically because of an extreme shortage of supply and other factors. As an example, our average cost of power per pound of aluminum produced was $.16 and $.18 in 1999 and 2000, respectively. The average market price of power for the last six months has been approximately $245 per megawatt, equating to $1.95 per pound of aluminum produced. These changes in power prices made it apparent that we needed to change our strategies to obtain affordable power long term.

      While most of our power supply during the fourth quarter of 2000 and the first three quarters of 2001 were under fixed price contracts with BPA, a portion was not covered during the late spring 2001 when market power prices historically have been very low. Because of the dramatic increase in forward power prices that occurred in 2000, it became uneconomic to purchase power to meet our open requirements during the spring 2001. We therefore chose to reduce our production level to approximately 60% of normal beginning October 2000, "reshape" or sell power that exceeded what we needed for our operations as a result of our reduced production level and "reshape" or buy power for the open periods. Our contracts with BPA allow us to cause BPA to remarket power we do not need for operations and to pay us the excess proceeds from those sales over the cost we would be required to pay under the contract. This right is subject to minimum notice provisions and other terms that make it impractical to make forward sales of greater than one month.

      By the end of December 2000, market prices for electrical power had further escalated to the point that the financially prudent option was to have electrical power available to us remarketed by BPA instead of producing aluminum with it. Late in December, we shut down essentially all remaining smelter production capacity, leaving only approximately 25 metric tons of capacity on-line at the Goldendale facility and none at Northwest.

      To allow us to sell our excess power forward to periods of more than a month, we entered into a Remarketing Addendum (Addendum) with BPA, which allows BPA to remarket the power available to us and to use the resulting proceeds to reimburse us for defined qualified expenditures. Additionally, we entered into agreements with the United Steelworkers of America in regard to employee layoffs, with Norsk Hydro in regard to readjusting our tolling agreement and with Glencore in regard to readjusting our alumina supply contract.

      We entered into the Addendum with BPA in December 2000. Under the Addendum, our operating subsidiaries, Goldendale Aluminum Company and Northwest Aluminum Company, agreed to curtail smelter production and assist BPA in remarketing the electric power that they had the right to purchase. BPA agreed to use the proceeds from the remarketing to reimburse Goldendale Aluminum Company and Northwest Aluminum Company or their designees for specified qualified expenditures, including, among others, expenses associated with debt service and workforce reductions resulting from the curtailment, and expenditures for the planning, licensing, siting, acquisition and/or construction of conventional or renewable resources to provide power for future operations of our smelters. For a given sale of remarketed power, the net proceeds are equal to the revenue received by BPA on the sale, minus the price we would have been obligated to pay had we purchased the power, minus a specified amount retained by BPA, plus any interest costs BPA avoids as a result of the net proceeds. We estimate that from December 29, 2000 through September 30, 2001, $285.0 million of net proceeds will be available for reimbursement of qualified expenditures. The Addendum is effective through the earlier of the date on which all of the net proceeds have been paid by BPA or on September 30, 2010.

      In October 2000, we entered into a new power sale agreement with BPA that will be effective from October 1, 2001 through September 30, 2006. The contract will allow us to direct available power to either or both of our operating facilities. Approximately 50% of our power requirements will be met through the contract. In the summer of 2000, BPA completed a rate proceeding to determine the base rate under this new power contract. The base rate adopted by BPA was $23.50 per megawatt-hour. The rate adopted by BPA also included a "Cost Recovery Adjustment Clause," which allows BPA to adjust rates under certain defined circumstances. While past BPA rates also contained a similar adjustment clause, rate adjustments had never been implemented in the past. But because of dramatically higher market prices for the power BPA needed to purchase to meet its supply obligations, BPA indicated during the fall and winter of 2000 that it probably would need to impose a significant surcharge on rates effective after October 1, 2001. In March 2001, BPA proposed a revised and expanded "Cost Recovery Adjustment Clause" that would grant BPA very broad discretion to adjust rates every six months to ensure that it could recover all its costs and repay its obligations to the U.S. Treasury under almost any circumstances. This revised "Cost Recovery Adjustment Clause" and the initial rate adjustment is subject to a new BPA rate proceeding that is scheduled to be completed by June 2001 and to be reviewed by the Federal Energy Regulatory Commission ("FERC"). While the outcome of these proceedings is uncertain, we expect the resulting power costs to be significantly higher than under our current power sale agreements with BPA. Because the rate for BPA power will not be determinable until the conclusion of the rate case, we have a unilateral right to terminate the contract within a specified period after FERC approves the new rates. We anticipate FERC approval by September 2001. Under the new contract, we will not be able to reshape or have BPA remarket our procurements of power. In addition, the BPA Administrator may have broad discretion to temporarily or permanently limit or terminate our purchases of power in circumstances in which the Administrator determines that we are not in compliance with all applicable federal, state and local laws and regulations. We do not expect to receive any cost-based firm power service directly from BPA after our new contract expires on September 30, 2006.

      Our cash flow and earnings are highly sensitive to aluminum prices and to market power prices because the balance of our production costs are largely fixed. At low market aluminum prices and/or high market power prices, we are able to reduce some variable costs, but most of the production costs of primary aluminum are constant in the short term (labor, carbon), and therefore such changes in market prices will cause declines in earnings. Conversely, increased market aluminum prices and/or decreased market power prices will cause increases in earnings.

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

RECENT DEVELOPMENTS

      Because of the instability in power markets and the uncertainty of future BPA service, our long-term power strategy is now one of self-reliance, reducing, and ultimately eliminating, our dependence on BPA and other power providers and becoming a power generator as well as a power consumer. We believe this strategy will allow us to realize the economic value either of producing aluminum or selling power and therefore provide us with more stable operating results.

      The Remarketing Addendum with BPA requires us to spend at least $100 million of the remarketing proceeds on the development of new power generation resources. The development of power generation facilities is not consistent with our core business and likely would require financing from different sources than are available to us under our current financing arrangements. For these reasons and because the terms of the indenture governing our first mortgage notes and our bank credit agreement do not allow us to invest directly in the development of power generation facilities, our sole shareholder formed Northwest Energy Development, LLC ("Northwest Energy") for this purpose.

      On May 8, 2001, we entered into a Plan and Agreement for Construction of Resources to Provide Power for Future Operations of Goldendale Aluminum Company and Northwest Aluminum Company (the "Plan") with Northwest Energy and the United Steelworkers of America. Under the Plan, we have an option to purchase up to 100% of the output from power generation facilities to be developed or owned by Northwest Energy. Our purchase price for the power will be the generating facility's cost of fuel, direct operations and maintenance, financing, distributions to pay taxes and reasonable general and administrative expenses. The constituent costs of each of these categories will be negotiated when we enter into power sale agreements with the facilities. The option's term is 20 years for each facility commencing on the date the facility begins commercial operation. We will be able to use this power in our operations, cause the power to be remarketed at market prices on our behalf, or do a combination of both. If we cause the power to be remarketed, we generally will be entitled to any financial benefits in excess of the power's cost. These benefits will be applied to reduce the financing debt of the facilities, however, if we need to do so to obtain this financing. Reducing the debt would result in reducing the future cost of power from the facilities, which would result in a lower cost of power for us. In the short term, we do not anticipate purchasing all of the output from the facilities. As a result, the facilities will be able sell their power on the open market and use the profits to obtain project financing.

      Northwest Energy is actively pursuing development of or interests in the following power projects, which will be subject to the Plan and our power purchase rights under the Plan.

      1. Five GE LM6000 turbines and associated equipment to be located at the Goldendale smelter facility, which we expect will be ready for commercial operation in February 2002 (the "Turbine Project")

      2. A 520 MW natural gas-fired combined cycle combustion turbine project near Clatskanie, Oregon

      3. Wind projects to be developed in Klickitat County, Washington and north central Oregon

      4. A 248 MW natural gas-fired combined cycle combustion turbine project near Goldendale, Washington

If all of these projects are developed, the resources available to us would include 770 megawatts of base-load, gas-fired, combined cycle combustion turbine capacity, 225 megawatts of "peaking" capacity and 300 to 600 megawatts of intermittent wind generation capacity. This capacity would exceed the maximum requirements of our smelters.

      These power projects are in the early stages of development. We do not assure you that any of these projects will be completed or that Northwest Energy will be able to procure any interests in them. Even if these projects are completed, their completion may be delayed, which will also delay and reduce anticipated benefits under the Plan. Although we will be able to purchase power from these facilities at cost, the cost could be too high to economically produce aluminum. For example, if the price of natural gas increased sharply, this would result in increased cost to produce electricity at two of the above listed facilities. If this occurs in conjunction with a decrease in the market price of power generally, we may be unable to produce aluminum or remarket power.

      Under the Plan, we designated Northwest Energy as the recipient of up to $25 million in BPA remarketing proceeds to reimburse it for expenditures incurred or to be incurred in connection with the development of the power generation facilities. To support loans to Northwest Energy to finance development of the power generation facilities, under the Plan Northwest Energy may:

      1. request BPA directly or indirectly to guarantee or otherwise provide credit support for up to $200 million of third party debt, with the remarketing proceeds available as collateral or for offset; or

      2. enter into other arrangements with BPA that have a similar economic effect.

      The lender or guarantor's recourse under any credit support arrangement contemplated by the Plan will be limited to the remarketing proceeds designated to support the credit arrangement. BPA, for example, will be able to treat as unavailable for reimbursement of non-energy related qualified expenditures remarketing proceeds of up to 110% of the amount of its guarantee or other credit support. We believe the $200 million in maximum credit support will be sufficient to fund all of the energy development projects identified above if the majority of capital is committed sequentially to allow remarketing proceeds subject to guarantees of earlier financings to be released and made available for guarantees of financings of later projects. We may not, however, be able to commit the capital sequentially. Based on assumptions we have made about our operating costs, we believe, but cannot assure you, that the remaining remarketing proceeds of approximately $85 million not used for credit support, together with other committed sources of capital, will be sufficient to fund our operations, debt service and employment obligations through the next 12 months. By that time, we expect increased remarketing proceeds to be available for non-energy related qualified expenditure because of a reduced need for BPA credit support as a result of the anticipated refinancing of the Turbine Project. We may not be able to refinance the Turbine Project on reasonable terms, or at all.

      Northwest Energy has agreed to use the proceeds of loans supported by BPA credit support for the initial development of the power generation facilities described above and to use commercially reasonable best efforts to obtain permanent financing unsupported by BPA credit support at the earliest opportunity. Northwest Energy may use the proceeds of the loans supported by BPA credit support for other purposes only with the approval of our board of directors. We will be eligible to receive liquidated damages from Northwest Energy if at least 484 megawatts of generation capacity is not available by October 1, 2006. The liquidated damages would be equal to (1) the percentage by which energy available to the smelters as of October 1, 2006 is less than 484 megawatts multiplied by (2) the amount of remarketing proceeds paid to Northwest Energy to support development of the facilities. To secure payment of this potential obligation of Northwest Energy, we will take a security interest in the assets of Northwest Energy and its subsidiary project companies. If we foreclose on the assets, the sales proceeds resulting from the foreclosure may not cover the amount of liquidated damages. In addition, we have agreed to release our security interest in a specific project company if requested by a project lender in connection with project financing through which remarketing proceeds would be released to another project.

      To consider the Plan, our board of directors designated a special committee of three independent directors. As required by the indenture governing our first mortgage notes, the board and special committee engaged a business valuation firm as financial advisor to the special committee to deliver an opinion as to the fairness of the Plan to Golden Northwest Aluminum, Inc. from a financial point of view. The board and special committee also engaged independent legal counsel to advise the special committee.

      In deciding to approve the Plan, the special committee compared the likely outcomes of three alternatives: operations under the Plan; a sale or liquidation of the Company; and a continuation of the curtailment until the power markets stabilize enough to permit smelter operations to begin again. Based on this review, we believe the Plan provides the only means for our stakeholders to receive a return on their investment. We do not believe the holders of our first mortgage notes would receive their full principal under either of the alternatives to the Plan. The analysis of these alternatives required the development of numerous assumptions, any of which could prove to be incorrect.

      Execution of the Plan is subject to many risks and uncertainties. We do not assure you that Northwest Energy will be successful in developing the resources discussed above in a timely manner or at all. Remarketing proceeds used for development of power resources may not be available for the repayment of debt or for other non-energy-related qualified expenditures.

        On April 18, 2001, a Petition for Review under the Northwest Power Act and Suit for Declaratory and Injunctive Relief under 28 U.S.C. Section 2201(a) for Violation of 42 U.S.C. Sections 4321, et seq. was filed against BPA in the United States Court of Appeals for the Ninth Circuit by individuals and the Utility Reform Project. The plaintiffs seek review of contracts that obligate BPA to pay industrial customers for not purchasing or not using power the customer might otherwise purchase from BPA. Our Remarketing Addendum may be included in this group of contracts. The plaintiffs also seek to enjoin BPA from performing or attempting to implement these contracts on the basis that BPA's conduct in executing these contracts violated the Bonneville Project Act of 1937 and other statutes. We intervened in the case on May 14, 2001. We do not expect the plaintiffs' lawsuit to have any impact on BPA's ability to perform under the Remarketing Addendum due to the passage of the applicable statute of limitations, prior favorable court decisions and other factors. Notwithstanding the foregoing, if BPA were enjoined from performing the Remarketing Addendum, our business, financial condition and results of operations would be materially and adversely affected.

        On April 10, 2001, Stephen Babson resigned as a member of our board of directors. Our board is reviewing candidates to fill the resulting vacancy.

      Power prices in the Pacific Northwest continue to be extremely high compared to historic levels in the region. Beginning May 1, 2001 smelter production has been further reduced to 5% of capacity, allowing for the sale of 25 MW of BPA supplied electrical power. This will generate approximately $4.9 million of gross proceeds from the sale of the power for May 2001. Sale of the power for the months of June through September of 2001 have not been completed. Remaining smelter production and open market purchases of aluminum are sufficient to allow us to fulfill our tolling obligations to Hydro.

      As a result of the high market price of power, we entered into an agreement with the United Steelworkers of America to extend the collective bargaining agreements between the United Steelworkers of America and Northwest Aluminum Company and the United Steelworkers of America and Goldendale Aluminum Company until September 30, 2001.

      On April 24, 2001, Fleet Capital, as Administrative Agent of our revolving credit facility, informed us that it had increased the borrowing base reserve to $20.0 million, reducing by $5.0 million the amount potentially available for borrowing.

      In May 2001, we redeemed 13,734.754 shares of our Preferred Stock for $227.25 per share. The total redemption, including payment of accrued dividends on the redeemed shares, was $5.0 million.

RESULTS OF OPERATIONS

      The following table sets forth the combined statement of income data as a percentage of revenues for the three months ended March 31, 2000 and 2001.

                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                            2000        2001
                                                           ------      ------
            Revenues                                        100.0%      100.0%
            Cost of revenues                                 93.3%      138.1%
                                                            -----       -----
            Gross margin                                      6.7%      (38.1)%
            Net gain on power sales                           0.0%       66.4%
            Reimbursement of expenditures                     0.0%       28.6%
            Curtailment expenses                              0.0%      (15.3)%
            General and administrative expenses              (3.0)%     (10.0)%
                                                            -----       -----
            Operating income                                  3.7%       31.6%
            Interest expense                                 (4.7)%     (12.7)%
            Other income, net                                 0.3%       (1.3)%
                                                            -----       -----
            Income (loss) before income taxes                (0.7)%      17.6%
            Income tax expense (benefit)                      1.1%        4.4%
                                                            -----       -----
            Net income (loss)                                (1.8)%      13.2%
                                                            -----       -----

THE THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

      Total revenues decreased from $127.9 million to $47.8 million for the three months ended March 31, 2000 and March 31, 2001, respectively, a decrease of $80.1 million, or 62.6%. Revenues were primarily influenced by the cessation of the Glencore tolling agreement, by the curtailment of significantly all of our smelter operations to facilitate the opportunity to sell electrical power into the marketplace and by changes in the market prices of aluminum and power.

      The cessation of the Glencore tolling agreement eliminated approximately 500,000 pounds per day of production billable under tolling arrangements beginning January 1, 2000. Because of Northwest's September 30 year-end, the impact on the Company's consolidated financial statements was reported beginning April 1, 2000. For the three months ended March 31 tolling revenues decreased $20.7 million from 2000 to 2001 due to the cessation of this agreement. Tolling revenues continued to be earned under the Company's Hydro tolling contract, decreasing from $53.0 million to $10.8 million for the three months ended March 31, 2000 and March 31, 2001, respectively. Total revenues from tolling agreements decreased from $73.7 million to $10.8 million for the three months ended March 31, 2000 and March 31, 2001, respectively, a decrease of $62.9 million, or 85.4%.

      Volumes produced under tolling contracts decreased from 136.7 million pounds to 17.3 million pounds for the three months ended March 31, 2000 and March 31, 2001, respectively, a decrease of 119.4 million pounds, or 87.4%. The decrease in production volume due to the non-renewal of the Glencore tolling agreement was 44.5 million pounds, with a related decrease in revenues of $20.7 million. Other than the decrease due to the non-renewal of the Glencore tolling agreement, the decrease in production level under tolling arrangements was due to the curtailment of significantly all of our smelter production capacity to facilitate electrical power remarketing. The production levels at the Goldendale facility were cut to approximately 15% of normal capacity by early January of 2001, resulting in a decrease in production volume of 74.9 million pounds, with a related decrease in revenues from tolling agreements of $43.1 million.

      Average effective LME aluminum prices for the three months ended March 31, 2000 and March 31, 2001, remained fairly level at approximately $.70 per pound for each of the three-month periods.

      Sales of non-tolled products decreased from $52.9 million to $36.2 million for the three months ended March 31, 2000 and March 31, 2001, respectively, a decrease of $16.7 million, or 31.6%. The primary factors affecting revenues from sales of non-tolled products were the softening of the economy and demand, the partial curtailment of production capacity, which could only partially be offset by remelt activity, and a slight decline in average premiums attained for value-added products.

      Shipments of non-tolled aluminum products decreased from 69.3 million pounds to 48.7 million pounds for the three months ended March 31, 2000 and March 31, 2001, respectively, a decrease of 20.6 million pounds with a corresponding decrease in revenues of $15.7 million. The curtailment of smelting capacity at Northwest reduced the volume of non-tolled product by 21.5 million pounds, partially offset with 900,000 additional pounds of aluminum made available through our remelt operations. A decrease in average selling price of $.02 per pound because of the change in product mix provided a decrease in non-tolling revenues of $1.0 million from the three months ended March 31, 2000 to the same period in 2001.

      Other revenues, primarily from the sale of carbon briquettes, decreased from $1.3 million for the three months ended March 31, 2000 to $900,000 for the three months ended March 31, 2001.

      Cost of revenues decreased from $119.3 million to $66.0 million for the three months ended March 31, 2000 and March 31, 2001, respectively, a decrease of $53.3 million, or 44.6%. As a percentage of revenues, cost of revenues increased from 93.3% to 138.1% for the three months ended March 31, 2000 and March 31, 2001, respectively. The primary influences on cost of revenue were the cessation of the Glencore tolling agreement, a partial curtailment of production to facilitate the opportunity to have BPA remarket electrical power into the marketplace, an increase in market aluminum prices and an increase in our cost of power.

      Beginning January 1, 2000, the cessation of the Glencore tolling agreement eliminated both tolling revenue and the related cost of revenue. This eliminated $18.7 million of cost of revenues for the three months ended March 31, 2001.

      Smelting production capacity was curtailed to approximately 26% of normal for the three months ended March 31, 2001. The production capacity of the Goldendale facility was cut to approximately 15% of normal capacity during the first three months of 2001, and the production capacity of the Northwest facility was cut to approximately 50% for the last three months of 2000. This resulted in a decrease in production volume of 96.5 million pounds and a decrease in cost of revenues of $57.9 million.

      Gross margin decreased from $8.6 million for the three months ended March 31, 2000, to $(18.2) million for the three months ended March 31, 2001, a decrease of $26.8 million, or 311.8%. As a percentage of revenues, gross margin decreased from 6.8% to (38.1)% for the three months ended March 31, 2000 and March 31, 2001, respectively. The decrease in gross margin resulted primarily from the changes in revenues and cost of revenues discussed above.

      Sales of the power made available from the curtailment in October 2000 generated net proceeds of $31.8 million for the three months ended March 31, 2001. During the three months ended March 31, 2001, the expenses related to the December 2000 production curtailment totaled $7.3 million, of which $3.9 million were attributable to contract cancellation charges and $3.4 million were attributable to contract cancellation charges and $3.4 million were attributable to workforce reduction costs and reimbursements to us for both expense and non-expense qualified expenditures related to the December 2000 production curtailment totaled $13.7 million.

      General and administrative expenses increased from $3.8 million to $4.8 million, for the three months ended March 31, 2000 and March 31, 2001, respectively. Of this increase, bonuses attributed $400,000 and professional and legal fees $300,000. As a percentage of revenues, general and administrative expenses increased from 3.0% to 10.0% for the three months ended March 31, 2000 and March 31, 2001, respectively.

      Interest expense increased slightly from $6.0 million to $6.1 million for the three months ended March 31, 2000 and March 31, 2001, respectively.

      Income tax expense increased from $1.4 million to $2.1 million for the three months ended March 31, 2000 and March 31, 2001, respectively. This change was due primarily to an increase in taxable income of Goldendale, a C corporation, for the three months ended March 31, 2001 compared to 2000.

      As a result of the foregoing factors, we reported net income of $6.3 million for the three months ended March 31, 2001 versus a net loss of $2.3 million for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

      During this period of curtailment, our cash flow and liquidity from operations will be supplemented by reimbursements for "qualified expenditures" from the remarketing proceeds received by BPA. "Qualified expenditures" include reimbursements for curtailment related employee costs and contract breakage fees, for capital expenditures and for debt service. For the period January 1, 2001 through September 30, 2001, the reimbursement for these qualified expenditures are estimated to be $100 million, however no assurance can be given that such amounts will be realized. We are dependent upon distribution of remarketing proceeds for continued funding of operations. Qualified expenditures submitted for reimbursements through March 31, 2001, including those before January, 2001, total $54.5 million.

      Historically, our cash and capital requirements have been satisfied through cash generated from operating activities and borrowings under our primary credit facilities. Our credit facility with Fleet Capital Corporation is a $75.0 million senior secured revolving credit facility collateralized by all of the inventory, accounts receivable and other rights to payment of our subsidiaries. Availability under the revolving line of credit is controlled by a borrowing base formula based on eligible receivables and inventory, and a borrowing base reserve that is presently set at $20.0 million. Based on this formula, we had net availability of approximately $60.8 million under the revolving line of credit at March 31, 2001, against which we had borrowed $23.8 million.

      Our liquidity and capital needs relate primarily to payment of principal and interest on borrowings, capital expenditures, including our facilities investment program, and distributions to our sole shareholder to pay income taxes. The first stage of the Facilities Investment Program consisting of an expansion of the Goldendale casthouse and a 34-cell demonstration of new cell line technology has been completed. We have temporarily suspended the second stage of the Facilities Investment Program because of our recent curtailments and uncertainties in our long-term supply of competitively priced electric power. Our liquidity and capital needs also relate to working capital and other general corporate requirements. Additionally, the Goldendale preferred stock became redeemable at our discretion after December 31, 1998. If and when redeemed, we anticipate that the necessary funds would be drawn from our revolving credit facility with Fleet Capital. The redemption price for the Goldendale preferred stock at March 31, 2001 was $29.7 million plus any accrued but unpaid dividends, which totaled $17.7 million at March 31, 2001. In May 2001, we redeemed 13,734.754 shares of our Preferred Stock for $227.25 per share to fund distributions from the Goldendale Retirement Plan, which holds the Preferred Stock. The total redemption, including payment of accrued dividends on the redeemed shares was $5.0 million. Furthermore, we are subject to a number of contingencies and uncertainties.

      Our statement of cash flows for the periods indicated are summarized below:

                                                                       Three Months Ended
                                                                            March 31,
                                                                     -----------------------
                                                                       2000           2001
                                                                     --------       --------
            Net cash provided by (used in) operating activities...   $ (4,262)      $ 28,285
            Net cash used in investing activities ................     (6,260)        (4,447)
            Net cash provided by (used in) financing activities...     11,936        (24,317)
            Increase (decrease) in cash ..........................      1,414           (479)


      Net cash provided by operating activities was $28.3 million for the three months ended March 31, 2001 and net cash used in operating activities was $4.3 million for the three months ended March 31, 2000. The net cash provided by operating activities during the three months ended March 31, 2001 was primarily attributable to cash provided by our net income, as adjusted for non-cash charges, of $15.7 million. For the three months ended March 31, 2001, our net income was $6.3 million, depreciation and amortization was $6.6 million and other non-cash adjustments totaled $2.8 million. Additionally, changes in working capital provided net cash of $14.8 million, of which $12.0 million related to receivables and $4.5 million related to inventories due to the partial curtailments of operations.

      The net cash used in operating activities during the three months ended March 31, 2000 of $4.3 million was primarily attributable to cash provided by our net loss, as adjusted for non-cash charges, of $3.8 million. Additionally, changes in working capital used net cash of $8.1 million.

      Net cash used in investing activities was $4.4 million for the three months ended March 31, 2001, compared to net cash used in investing activities of $6.3 million for the three months ended March 31, 2000. Cash used in investing activities in the three months ended March 31, 2001 was primarily attributable to capital expenditures of $4.3 million. Cash used in investing activities in the three months ended March 31, 2000 was primarily attributable to capital expenditures of $6.7 million.

      Net cash used in financing activities was $24.3 million in the three months ended March 31, 2001, compared to net cash provided by financing activities of $11.9 million in the three months ended March 31, 2000. Net cash used in financing activities in the three months ended March 31, 2001 was primarily attributable to net repayments of $23.5 million under our credit facility. Net cash provided by financing activities in the three months ended March 31, 2000 was primarily attributable to net borrowings of $9.7 million under our credit facility.

      We believe cash flow from curtailed operations and the reimbursements from the remarketing proceeds, available borrowings under our revolving credit facility and under our note purchase agreement with Hydro and cash on hand will provide adequate funds for our foreseeable working capital needs, planned capital expenditures and debt service and other obligations through the next twelve months.

      Our ability to fund operations, make planned capital expenditures, such as our facilities investment program, make principal and interest payments on the notes, and remain in compliance with all of the financial covenants under our debt agreements will be dependent on our future operating performance and the success of our power development strategy. Our future operating performance is dependent on a number of factors, including aluminum prices and power costs, many of which are beyond our control. These factors include prevailing economic conditions and financial, competitive, regulatory and other factors affecting our business and operations, and may be dependent on the availability of borrowings under our revolving credit facility or other borrowings. We do not assure you our cash flow from operations, together with other sources of liquidity, will be adequate to:

- make required payments of principal and interest on the notes and our other debt;

-     finance anticipated capital expenditures;

-     fund working capital requirements; or

- fund the possible redemption of all outstanding shares of the Goldendale preferred stock.

      If we do not have sufficient available resources to repay any of our indebtedness when it becomes due and payable, we may need to refinance the indebtedness. We do not assure you refinancing will be available or available on reasonable terms.

SEASONALITY AND INFLATION

      Our results of operations can be affected by seasonal factors, such as substantial increases in the cost of electricity caused by weather related factors. We do not believe inflation has had a material effect on the combined financial statements for the periods presented.

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138 ("SFAS No. 138"), Accounting for Certain Derivative Instruments and Certain Hedging Activities. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 and No. 138 are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Effective January 1, 2001, the Company adopted SFAS No. 133 and No. 138. The Company reflected the difference between the fair market value of the derivative instruments and the recorded book value of the derivative instruments as a cumulative effect type adjustment to accumulated other comprehensive income.

      The Company believes that the majority of its non-trading derivative contracts, power purchase agreements and aluminum purchase and sale agreements qualify for the normal purchases and sales exception of SFAS No. 133 and therefore would not be recognized at fair value on the balance sheet. The Company does, however use certain derivative instruments to limit its exposures to commodity price risk and interest rate risk. The Company's interest rate swap agreement permits it to limit exposure to interest rate risk and meets the requirements for hedge accounting under SFAS No. 133. The Company recorded the changes in the fair value of this contract in accumulated other comprehensive income on the balance sheet. Aluminum call options entered into to limit exposure to commodity price risk are not accounted for as hedging instruments under SFAS No. 133 and as a result, changes in fair value of these instruments are immediately recognized in income.

      The financial statement impact of recording the SFAS No. 133 transition adjustment on January 1, 2001 is as follows:

      Fair value of interest rate swap (liability).............   $783,000
      Increase in accumulated other comprehensive
         income, net of tax of $122,000 .......................   $228,000

Upon initial adoption of the standard, the Company recorded $228,000, net of tax, cumulative effect adjustment to accumulated other comprehensive income. This adjustment relates to the fair value of the interest rate swap contract that qualified for cash flow hedge accounting prior to the initial adoption of SFAS No. 133. This amount will reduce interest expense when the related hedged transaction occurs.

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

- fluctuations in the price of natural gas necessary for the production of electricity at one or more Northwest Energy projects;

-     our ability to obtain an affordable and reliable supply of electricity;

-     our ability to obtain remarketing proceeds from BPA;

-     servicing our substantial indebtedness;

-     the incurrence of future indebtedness;

- restrictions on our ability to operate our business imposed by the terms of our indebtedness;

-     the effects of federal and state environmental laws and regulations;

-     the continued viability of the technology used in our smelters;

-     our ability to operate effectively with and without tolling agreements;

- retaining and recruiting key personnel, particularly when both smelters have curtailed operations and when continuing severance benefits may be reduced or terminated;

-     changes in labor relations with the unions representing our employees;

-     possible claims and damages associated with an extended curtailment;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We manage interest rate risk through the strategic use of fixed and variable interest rate debt and, to a limited extent, interest rate derivatives. At March 31, 2001, our derivative instrument consisted of an interest rate swap agreement which expires in 2003 and effectively fixes our interest rate at 6.4% on a notional principal amount of $20.0 million on our floating rate long-term debt. The agreement requires quarterly cash settlements for interest rate fluctuation outside of the fixed rate.

      In order to manage the risk of market aluminum prices and continue to service our customer commitments, the strategic use of options on aluminum have been employed. During the curtailment, we are purchasing 7,500 tons per month of aluminum that normally would be provided through our Northwest smelter operation. Options covering from 3,400 to 6,800 tons per month have been employed to protect against high aluminum prices.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      From time to time, we are involved in various legal proceedings arising from our normal business activities. We believe these legal proceedings, individually or combined, will not have a material adverse effect on our financial condition, results of operations or cash flows.

      In December 2000, the Company was designated as a potentially responsible party (PRP) by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, and by the State of Oregon under applicable state laws with respect to the Portland Harbor Superfund site in Portland, Oregon. Other PRPs also have been so designated. The Company, along with other PRPs, is participating in the funding of a remedial investigation/feasibility study. The Company does not anticipate selection of a remedy for several years and believes it will be found to have a de minimus liability, if any, in the outcome of the matter.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits

            10.1 Plan and Agreement for Construction of Resources to Provide Power for Future Operations of Goldendale Aluminum Company and Northwest Aluminum Company, dated May 8, 2001, between Golden Northwest Aluminum, Inc., Goldendale Aluminum Company, Northwest Aluminum Company, Northwest Energy Development, LLC and United Steelworkers of America.

      (b)   Reports on form 8-K.

            No reports on Form 8-K were filed during the period.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GOLDEN NORTHWEST ALUMINUM, INC.
                                        NORTHWEST ALUMINUM COMPANY
                                        NORTHWEST ALUMINUM SPECIALTIES, INC.
                                        GOLDENDALE HOLDING COMPANY
                                        GOLDENDALE ALUMINUM COMPANY
                                        NORTHWEST ALUMINUM TECHNOLOGIES, LLC

Date: May 15, 2001                      By: /s/ WILLIAM R. REID
                                            ------------------------------------
                                            William R. Reid
                                            Chief Financial Officer

                                  EXHIBIT INDEX


10.1 Plan and Agreement for Construction of Resources to Provide Power for Future Operations of Goldendale Aluminum Company and Northwest Aluminum Company, dated May 8, 2001, between Golden Northwest Aluminum, Inc., Goldendale Aluminum Company, Northwest Aluminum Company, Northwest Energy Development, LLC and United Steelworkers of America.