Form 10-Q/A
period 2001-03-31
GOLDEN NORTHWEST ALUMINUM INC; NORTHWEST ALUMINUM SPECIALTIES INC; NORTHWEST ALUMINUM CO; NORTHWEST ALUMINUM TECHNOLOGIES LLC; GOLDENDALE HOLDING CO; GOLDENDALE ALUMINUM CO
filed 2001-05-18
CIK 1079177, 1079176, 1079178, 1079191, 1079192, 1079194

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

        Part I, Item 1 of the Quarterly Report of Golden Northwest Aluminum, Inc. and its subsidiaries on Form 10-Q for the quarterly period ended March 31, 2001 is hereby amended to read as follows:

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

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               AND OTHER COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

                                                         THREE MONTHS ENDED MARCH 31,
                                                         ---------------------------
                                                             2000            2001
                                                         ----------       ----------
                                                                (IN THOUSANDS)
Revenues..............................................    $ 127,892          47,813
Cost of revenues......................................      119,287          66,037
                                                          ---------       ---------
Gross margin..........................................        8,605         (18,224)
Net gains on power sales..............................           --          31,769
Reimbursement of expenditures.........................           --          13,676
Curtailment expenses..................................           --          (7,290)
General and administrative expenses...................       (3,835)         (4,800)
                                                          ---------       ---------
Operating income .....................................        4,770          15,131
Other income (expense):
   Interest expense...................................       (6,033)         (6,089)
   Other income (expense), net........................          316            (618)
                                                          ---------       ---------
Net other expense.....................................       (5,717)         (6,707)
                                                          ---------       ---------
Income (loss) before income taxes.....................         (947)          8,424
Income tax expense....................................        1,352           2,097
                                                          ---------       ---------
Net income (loss).....................................    $  (2,299)      $   6,327
                                                          ---------       ---------

Net income (loss).....................................    $  (2,299)      $   6,327
Dividends accrued on preferred stock of subsidiary....         (912)           (912)
                                                          ---------       ---------
Net income (loss) available to common shareholder.....    $  (3,211)      $   5,415
                                                          ---------       ---------

Net income (loss) ....................................    $  (2,299)      $   6,327
Other comprehensive income, net of tax:
  Unrealized loss on derivative financial instrument..           --            (783)
  Tax benefit on unrealized loss .....................           --             274
                                                          ---------       ---------
Comprehensive income (loss)...........................    $  (2,299)      $   5,818
                                                          ---------       ---------


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

      In May 2001, the Company redeemed 13,734.754 shares of preferred stock for $227.25 per share. The total redemption, including payment of accrued dividends on redeemed stock, amounted to $5,000.

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

                GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

           (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE DATA)


Goldendale Holding Company and Subsidiary


                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                         -------------------------
                                                                           2000             2001
                                                                         ---------       ---------
            CONDENSED STATEMENT OF OPERATIONS:
                    Revenues:
                      Customers ...................................      $  53,064       $  10,769
                      Parent and related companies ................            378             460
                                                                         ---------       ---------
                                                                            53,442          11,229
                      Cost of revenues ............................        (45,638)        (26,504)
                      Net gains on power sales ....................             --          17,788
                      Reimbursement of expenditures ...............             --           8,237
                      Curtailment expenses ........................             --            (319)
                      General and administrative expenses .........         (2,350)         (2,282)
                                                                         ---------       ---------
                      Operating income.............................          5,454           8,149
                      Net other expense ...........................         (2,683)         (2,560)
                      Income tax expense ..........................          1,352           2,097
                                                                         ---------       ---------
                      Net  income..................................      $   1,419       $   3,492
                                                                         =========       =========

            CONDENSED BALANCE SHEET:
                      Current assets ..............................      $  43,579       $  63,188
                      Non-current assets ..........................        179,675         173,376
                                                                         ---------       ---------
                         Total assets .............................      $ 223,254       $ 236,564
                                                                         =========       =========

                      Current liabilities .........................      $  35,248       $  43,671
                      Non-current liabilities .....................        108,385         111,347
                      Stockholder's equity ........................         79,621          81,546
                                                                        ---------        ---------
                         Total liabilities and stockholder's equity      $ 223,254       $ 236,564
                                                                         =========       =========

      Part I, Item 2 of the Quarterly Report of Golden Northwest Aluminum, Inc. and its subsidiaries on Form 10-Q for the quarterly period ended March 31, 2001 is hereby amended to read as follows:

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

      The Remarketing Addendum with BPA requires us to dedicate at least $100 million of the remarketing proceeds to the development of new power generation resources. The development of power generation facilities is not consistent with our core business and requires financing independent of that available under our current financing arrangements. For these reasons and because the terms of the indenture governing our first mortgage notes and our bank credit agreement do not allow us to invest directly in the development of power generation facilities, our sole shareholder formed Northwest Energy Development, LLC ("Northwest Energy") for this purpose.

        On May 8, 2001, we entered into a Plan and Agreement for Construction of Resources to Provide Power for Future Operations of Goldendale Aluminum Company and Northwest Aluminum Company (the "Plan") with Northwest Energy and the United Steelworkers of America. Under the Plan, we will enter into a power purchase agreement giving us the right, but not the obligation, to purchase up to 100% of the output from power generation facilities to be developed or owned by Northwest Energy. Our purchase price for the power will be the generating facility's cost of fuel, direct operations and maintenance, financing, distributions to pay taxes and reasonable general and administrative expenses. The items included in each of these categories will be negotiated when we enter into power sale agreements with the facilities. Our right to purchase power will last for 20 years commencing on commercial operation of the projects. We will be able to use this power in our operations, cause the power to be remarketed at market prices on our behalf, or do a combination of both. If we cause the power to be remarketed, we generally will be entitled to any financial benefits in excess of the power's cost. These benefits will be applied to reduce the financing debt of the facilities, however, if we need to do so to obtain project financing. Reducing the debt would result in reducing the future cost of power from the facilities, which would result in a lower cost of power for us. In the short term, we do not anticipate purchasing all of the output from the facilities. As a result, the facilities will be able sell their power on the open market and use the profits to obtain project financing and reduce project debt.

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

3. Wind projects to be developed in south central Washington and north central Oregon

4. A potential contract with a 248 MW natural gas-fired combined cycle combustion turbine project near Goldendale, Washington

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

        The lender or guarantor's recourse under any credit support arrangement contemplated by the Plan will be limited to the remarketing proceeds designated to support the credit arrangement. BPA, for example, will be able to treat as unavailable for reimbursement of non-energy related qualified expenditures remarketing proceeds of up to 110% of the amount of its guarantee or other credit support. We believe the $200 million in maximum credit support will be sufficient to fund all of the energy development projects identified above if the majority of capital is committed sequentially to allow remarketing proceeds subject to guarantees of earlier financings to be released and made available for guarantees of financings of later projects. We may not, however, be able to commit the capital sequentially. Based on assumptions we have made about our operating costs, we believe, but cannot assure you, that the remaining remarketing proceeds of between $100 million and $110 million not used for credit support, together with other committed sources of capital, will be sufficient to fund our operations, debt service and employment obligations through the next 12 months. By that time, we expect increased remarketing proceeds to be available for non-energy related qualified expenditure because of a reduced need for BPA credit support as a result of the anticipated refinancing of the Turbine Project. We may not be able to refinance the Turbine Project on reasonable terms, or at all.

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

      Power prices in the Pacific Northwest continue to be extremely high compared to historic levels in the region. Beginning May 1, 2001 smelter production has been further reduced to 5% of capacity, allowing for the sale of 25 MW of BPA supplied electrical power. This will generate approximately $4.9 million of gross proceeds from the sale of the power for May 2001. Sale of the power for the months of June through September of 2001 has not been completed. Remaining smelter production and open market purchases of aluminum are sufficient to allow us to fulfill our tolling obligations to Hydro.

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

      Sales of the power made available from the curtailment in October 2000 generated net proceeds of $31.8 million for the three months ended March 31, 2001. During the three months ended March 31, 2001, the expenses related to the December 2000 production curtailment totaled $7.3 million, of which $3.9 million were attributable to contract cancellation charges and $3.4 million were attributable to workforce reduction costs. Reimbursements to us for both expense and non-expense qualified expenditures related to the December 2000 production curtailment totaled $13.7 million.

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

LIQUIDITY AND CAPITAL RESOURCES

      During this period of curtailment, our cash flow and liquidity from operations will be supplemented by reimbursements for "qualified expenditures" from the remarketing proceeds received by BPA. "Qualified expenditures" include reimbursements for curtailment related employee costs and contract breakage fees, for capital expenditures and for debt service. For the period January 1, 2001 through September 30, 2001, the reimbursement for these qualified expenditures are estimated to be $100 million, however no assurance can be given that such amounts will be realized. We are dependent upon distribution of remarketing proceeds for continued funding of operations. Qualified expenditures submitted for reimbursements through March 31, 2001, including those before January 2001, total $54.5 million.

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

Upon initial adoption of the standard, the Company recorded a $228,000, net of tax, cumulative effect adjustment to accumulated other comprehensive income. This adjustment relates to the fair value of the interest rate swap contract that qualified for cash flow hedge accounting prior to the initial adoption of SFAS No. 133. This amount will reduce interest expense when the related hedged transaction occurs.

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

Date: May 17, 2001                      By: /s/ WILLIAM R. REID
                                            ------------------------------------
                                            William R. Reid
                                            Chief Financial Officer