Form 10-Q
period 2001-09-30
GOLDEN NORTHWEST ALUMINUM INC; NORTHWEST ALUMINUM SPECIALTIES INC; NORTHWEST ALUMINUM CO; GOLDENDALE ALUMINUM CO; GOLDENDALE HOLDING CO; NORTHWEST ALUMINUM TECHNOLOGIES LLC
filed 2001-11-05
CIK 1079177, 1079176, 1079178, 1079194, 1079192, 1079191

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-72245

GOLDEN NORTHWEST ALUMINUM, INC.

(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-1249606 (I.R.S. Employer Identification No.)

3313 West Second Street
The Dalles, Oregon  97058

(Address of principal executive offices)   (Zip Code)

(541) 296-6161

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [X]     NO  [   ].

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

CLASS	OUTSTANDING AT OCTOBER 26, 2001

Common Stock	1,000.

     This quarterly report on Form 10-Q also constitutes a quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the following subsidiaries of Golden Northwest Aluminum, Inc.:

		State of	I.R.S. Employer
	Commission	incorporation	Identification
Company	file number	or organization	Number

Goldendale Holding Company	333-72245-04	Delaware	91-1785763
Goldendale Aluminum Company	333-72245-05	Delaware	91-1380241
Northwest Aluminum Company	333-72245-02	Oregon	93-0905834
Northwest Aluminum Specialties, Inc.	333-72245-01	Oregon	93-1019176
Northwest Aluminum Technologies, LLC	333-72245-03	Washington	93-1196863

     The address of the principal executive offices for each of these entities is 3313 West Second Street, The Dalles, Oregon 97058 and their telephone number is (541) 296-6161.

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares)

ASSETS

	December 31,	September 30,
	2000	2001

		(unaudited)
Current assets:
Cash and cash equivalents	$1,982	$24,282
Trade accounts receivable, less allowance for doubtful accounts of $100	41,768	22,391
Reimbursement receivable	40,795	18,753
Current portion of receivable due from related company	2,141	917
Inventories	89,316	68,312
Income taxes refundable	811	1,311
Deferred income taxes	2,825	2,185
Other current assets	2,149	3,253

Total current assets	181,787	141,404

Property, plant and equipment, net	139,147	131,769
Goodwill, net of accumulated amortization of $18,829 and $22,185	74,186	70,830
Advances to shareholder	2,000	2,000
Receivable due from related company, less current portion	1,985	3,778
Other assets, net	9,388	11,295

	$408,493	$361,076

LIABILITIES, PREFERRED STOCK AND SHAREHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$47,233	$25,851
Trade accounts payable	21,744	13,286
Accrued expenses	16,986	18,322
Accrued curtailment expenses	42,833	14,889
Current portion of dividends payable	8,500	1,400
Consolidation timing difference	4,241	26,306

Total current liabilities	141,537	100,054

Long-term debt, less current portion	170,000	170,000
Deferred income taxes	15,498	14,130
Other long-term liabilities	1,893	1,893
Dividends payable	8,311	16,112

Total liabilities	337,239	302,189

Commitments and contingencies (Notes 5 and 6)
Preferred stock of subsidiary	29,663	26,542
Shareholder’s equity:
Common stock, no par value; 350,000 shares authorized; 1,000 shares issued and outstanding	—	—
Additional paid-in capital	63,628	63,628
Accumulated other comprehensive loss	—	(839)
Accumulated deficit	(22,037)	(30,444)

Total shareholder’s equity	41,591	32,345

	$408,493	$361,076

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE LOSS (Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,

	2000	2001	2000	2001

	(in thousands)
Revenues	$102,369	$43,362	$335,654	$132,062
Cost of revenues	92,629	63,144	308,286	195,704

Gross margin (loss)	9,740	(19,782)	27,368	(63,642)
Net gains on power sales	—	3,472	—	57,435
Reimbursement of expenditures	—	17,708	—	50,383
Curtailment expenses	—	(4,997)	—	(13,079)
General and administrative expenses	(6,521)	(4,822)	(14,716)	(14,923)

Operating income (loss)	3,219	(8,421)	12,652	16,174

Other income (expense):
Interest expense	(5,561)	(5,685)	(17,390)	(17,689)
Other income (expense), net	(96)	329	(341)	(167)

Net other expense	(5,657)	(5,356)	(17,731)	(17,856)

Loss before income taxes	(2,438)	(13,777)	(5,079)	(1,682)
Income tax expense (benefit)	580	(2,733)	2,118	(274)

Net loss	$(3,018)	$(11,044)	$(7,197)	$(1,408)

Net loss	$(3,018)	$(11,044)	$(7,197)	$(1,408)
Dividends accrued on preferred stock of subsidiary	(914)	(817)	(2,737)	(2,579)

Net loss available to common shareholder	$(3,932)	$(11,861)	$(9,934)	$(3,987)

Net loss	$(3,018)	$(11,044)	$(7,197)	$(1,408)
Other comprehensive loss, net of tax:
Unrealized loss on derivative financial instrument	—	(598)	—	(1,291)
Tax benefit on unrealized loss	—	210	—	452

Comprehensive loss	$(3,018)	$(11,432)	$(7,197)	$(2,247)

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Increase (Decrease) in Cash and Cash Equivalents

	Nine Months Ended September 30,

	2000	2001

	(in thousands)
Cash flows from operating activities:
Net loss	$(7,197)	$(1,408)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,907	20,107
Amortization of financing costs	794	794
Provision for bad debts	2,000	—
Loss on disposal of assets	524	355
Realized loss on aluminum call options	—	2,295
Unrealized loss on aluminum call options	—	1,632
Premiums paid for aluminum call options	—	(2,183)
Deferred income taxes	(315)	(276)
Change in assets and liabilities:
Trade accounts receivable	6,316	19,377
Reimbursement receivable	—	22,042
Inventories	(13,160)	21,004
Other current assets	468	(2,848)
Income taxes refundable	174	(500)
Other assets	962	(2,713)
Trade accounts payable	(17,458)	(8,458)
Accrued expenses	1,998	2,270
Accrued curtailment expenses	—	(27,944)
Consolidation timing difference	11,354	22,065
Other liabilities	13	—

Net cash provided by operating activities	4,380	65,611

Cash flows from investing activities:
Acquisition of property, plant and equipment	(21,714)	(9,716)
Net payments from (credit to) related company	46	(569)
Proceeds from sale of equipment	44	—

Net cash used in investing activities	(21,624)	(10,285)

Cash flows from financing activities:
Borrowings under revolving credit facilities	303,922	255,356
Repayments under revolving credit facilities	(287,608)	(276,738)
Redemption of preferred stock	—	(3,121)
Dividends paid on preferred stock	—	(1,878)
Dividends paid on common stock	—	(4,420)
Principal payments on deferred compensation notes	(357)	(660)
Increase (decrease) in bank overdraft	1,297	(1,565)

Net cash provided by (used in) financing activities	17,254	(33,026)

Net increase in cash and cash equivalents	10	22,300
Cash and cash equivalents, beginning of period	1,929	1,982

Cash and cash equivalents, end of period	$1,939	$24,282

Supplemental Disclosures of Cash Flow Information (Note 7)

The accompanying notes to interim consolidated financial statements are an integral part of these statements.

GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except percentages and share data)

1.	Basis of Presentation

     The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s (defined below) consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operations.

     Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2.	Operations and Principles of Consolidation

     Golden Northwest Aluminum, Inc. (the “Company”) was incorporated in the state of Oregon on June 3, 1998 for the purpose of becoming the holding company of Northwest Aluminum Company and Northwest Aluminum Specialties, Inc. (collectively “Northwest”), Goldendale Holding Company and its wholly owned subsidiary, Goldendale Aluminum Company (collectively “Goldendale”) and Northwest Aluminum Technologies, LLC (“Technologies”). The consolidated financial statements include the accounts of Northwest, Goldendale and Technologies.

     The operations of the Company consist primarily of the smelting conversion of alumina to aluminum, processing of aluminum into primary products, and the sale of those products within one business segment. The operations are located in the Pacific Northwest on the Columbia River.

     Approximately 72% of the labor force of the Company’s subsidiaries was subject to collective bargaining agreements that expired on September 30, 2001. The Company and the collective bargaining units have been unable to reach agreement on new labor contracts. The labor agreements have been

GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except percentages and share data)

extended on a day-to-day basis and the Goldendale unionized labor force is engaged in a work stoppage with respect to commercial operations. Without long-term labor agreements, the Company may be unable to resume normal smelting operations.

     The Company has curtailed substantially all of its smelting operations since late 2000. The Company’s operating subsidiaries’ smelting operations were under tolling agreements with aluminum suppliers through December 1999. In December 1999, Northwest chose not to continue its tolling arrangement with Glencore Ltd. (“Glencore”) and allowed it to expire. Goldendale’s smelting operations are subject to a tolling agreement with Norsk Hydro USA, Inc. (“Hydro”) that has been amended and expires December 31, 2013. In October 2001, the Company notified Hydro of an event of force majeure. The event of force majeure was declared as a result of 1) a governmental agency, Bonneville Power Administration (“BPA”), forcing Goldendale to curtail operations; and 2) the work stoppage at Goldendale by its unionized labor force. The Company believes that these events excuse its contractual obligations for the duration of the force majeure.

     The Company is in discussions with Hydro about the force majeure and tolling agreement. The Company may not be able to reach agreement with Hydro. While the Company believes it is on sound legal footing with respect to its claim of force majeure under the Hydro tolling agreement, the Company may not prevail if it were engaged in a legal dispute over whether an event of force majeure had occurred. Were Hydro to prevail, the Company could be found to be in breach of the Hydro tolling agreement, which could have a material adverse effect on the Company’s business.

     The Company, Goldendale and Technologies report on a calendar year basis; Northwest reports on a September 30 fiscal year basis. All significant intercompany accounts and transactions have been eliminated. Current liabilities include a consolidation difference of $4,241 at December 31, 2000 and $26,306 at September 30, 2001, primarily representing the net repayments on the revolving credit facility by Northwest during the three month periods ended December 31, 2000 and September 30, 2001, which do not eliminate due to the differing year ends.

3.	Effect of Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138 (“SFAS No. 138”), Accounting for Certain Derivative Instruments and Certain Hedging Activities. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the

GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except percentages and share data)

hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 and No. 138 are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Effective January 1, 2001, the Company adopted SFAS No. 133 and 138. The Company reflected the difference between the fair market value of the derivative instruments and the recorded book value of the derivative instruments as a cumulative effect type adjustment to accumulated other comprehensive income. The Company believes that the majority of its non-trading derivative contracts, power purchase agreements and aluminum purchase and sale agreements qualify for the normal purchases and sales exception of SFAS No. 133 and therefore would not be recognized at fair value on the balance sheet. The Company does however use certain derivative instruments to limit its exposures to commodity price risk and interest rate risk. The Company’s interest rate swap agreement permits it to limit exposure to interest rate risk and meets the requirements for hedge accounting under SFAS No. 133. The Company recorded the changes in the fair value of this contract in accumulated other comprehensive income on the balance sheet. Aluminum call options entered into to limit exposure to commodity price risk are not accounted for as hedging instruments under SFAS No. 133 and as a result, changes in fair value of these instruments are immediately recognized in income.

     The financial statement impact of recording the SFAS No. 133 transition adjustment on January 1, 2001 is as follows:

Fair value of interest rate swap (liability)	$783
Increase in accumulated other comprehensive income, net of tax of $122	$228

Upon initial adoption of the standard, the Company recorded $228, net of tax, cumulative effect adjustment to accumulated other comprehensive loss. This adjustment relates to the fair value of the interest rate swap contract that qualified for cash flow hedge accounting prior to the initial adoption of SFAS No. 133. This amount will reduce interest expense when the related hedged transaction occurs.

     In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations. This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on the Company’s financial position or results of operations.

     In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15, 2001 if their first quarter financial statements have not previously been issued. The Company is currently analyzing the financial impact that the adoption of SFAS 142 will have on its consolidated

GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except percentages and share data)

financial statements. The Company will adopt SFAS 142 in the first quarter of 2002. The tests for impairment of assets could require a write-down of the carrying value of goodwill and intangible assets, which would adversely affect the Company’s ability to meet the covenants of its debt agreements.

     In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standard No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations, which addresses the accounting for legal obligations associated with the retirement of tangible long-lived assets. Under SFAS 143, the fair value of a liability for an asset retirement obligation shall be recognized in the period in which the obligation is incurred. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company is currently analyzing the financial impact that the adoption of SFAS 143 will have on its consolidated financial statements. The Company will adopt SFAS 143 on or before January 2003.

     In August 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-lived Assets. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, Accounting for Impairment of Long-lived Assets and Assets to be Disposed of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS 144 are that it: (1) removes goodwill from its scope and, therefore, eliminates the requirements of SFAS 121 to allocate goodwill to long-lived assets to be tested for impairment, and (2) describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration or a range is estimated for the amount of possible future cash flows. The Company is currently analyzing the financial impact that the adoption of SFAS 144 will have on its consolidated financial statements. The Company will adopt SFAS 144 on or before January 2002.

4.	Inventories

     Inventories consist of the following:

	December 31,	September 30,
	2000	2001

Purchased metals and tolling in process	$60,425	$39,911
Supplies and alloys	15,303	15,270
Carbon plant materials	4,844	3,499
Alumina	8,744	9,632

	$89,316	$68,312

     As a result of the continued curtailment of smelting operations and uncertainties related to the estimated restart date of smelting operations, adjustment to the valuation of certain raw materials and

GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except percentages and share data)

finished goods inventory was necessary. Accordingly, at September 30, 2001, inventory has been written down to its estimated net realizable value.

5.	Long-term Debt

     Long-term debt consists of the following:

	December 31,	September 30,
	2000	2001

First mortgage notes	$150,000	$150,000
Subordinated credit agreement	20,000	20,000
Revolving credit facility	47,233	25,851

Long-term debt	217,233	195,851
Less current portion	47,233	25,851

Long-term debt less current portion	$170,000	$170,000

     In December 1998, the Company issued $150,000 of 12% first mortgage notes due on December 15, 2006. Interest is payable semi-annually on June 15 and December 15, commencing June 15, 1999. Payment of the notes is guaranteed by all of the Company’s subsidiaries. The debt is collateralized by substantially all of the real property, plant and equipment of the Company’s subsidiaries and by a pledge of all of the issued and outstanding capital stock of the Company’s subsidiaries. On or after December 15, 2002, the notes are redeemable at the option of the Company at specified redemption prices. There are no sinking fund requirements. The indenture agreement limits principal payments on subordinated debt, dividends or shareholder distributions, and investments in subsidiaries. In connection with the issuance of the notes, each of the Company’s direct and indirect wholly owned subsidiaries has jointly and severally guaranteed the notes on a full and unconditional basis.

     In December 1998, the Company entered into a $75,000 bank revolving credit facility, which matures on December 20, 2003 and is collateralized by inventory, accounts receivable and related intangibles, including a security interest in the Company’s tolling agreement. Borrowings under the credit facility bear interest at a floating base rate plus from 0.50% to 1.00% (7.25% at September 30, 2001) or the LIBOR rate plus from 2.00% to 2.50% (5.81% at September 30, 2001). The additional margin is dependent upon the consolidated ratio of earnings before interest, income taxes, depreciation and amortization to interest expense. The credit facility provides for the payment of a commitment fee of 0.50% per annum based on the unused portion of the credit facility. The credit agreement contains restrictive covenants, including a minimum net worth requirement, a minimum excess availability requirement and limitations on capital expenditures, dividends, additional indebtedness, mergers and other business combinations, assets sales, encumbrances, investments and transactions with affiliates. The Company was in compliance with these covenants at September 30, 2001.

     The Administrative Agent for the bank revolving credit facility increased the “borrowing base reserve” from $15,000 to $21,000 during 2001, thus reducing the amount which the Company is eligible to borrow under the credit agreement. In August 2001, two of the lenders under the revolving credit facility notified the Company of their desire to discontinue their participation in the facility. The

GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except percentages and share data)

Company is negotiating with other lenders to replace the credit facility, or replace these two lenders and retain the existing credit facility.

     Also in December 1998, the Company entered into a subordinated credit agreement with Hydro pursuant to which $20,000 was advanced. The debt bears interest at LIBOR plus two percent (7.25% at September 30, 2001) and is due in December 2005. The debt is secured by a second lien and a pledge on the collateral securing the first mortgage notes and is guaranteed by the Company’s subsidiaries. Except for the collateral security, the guarantees by the Company are subordinate to the indebtedness under the bank revolving credit facility. The credit agreement provides for additional borrowings of $10,000 on or prior to December 31, 2001, however the Company does not intend to borrow this additional $10,000.

     On January 21, 1999, the Company entered into an interest rate swap agreement that expires in 2003. The fixed interest rate paid on the swap agreement is 6.4% and covers $20,000 of notional principal amount of floating rate (LIBOR) indebtedness of the Company. Although the Company is exposed to credit loss on the interest rate swap in the event of nonperformance by the counterparties, the Company estimates the likelihood of such nonperformance to be remote. At December 31, 2000, the fair value of the interest rate swap was approximately $350, and at September 30, 2001 the fair value of the contract was approximately $1,291. These amounts reflect the estimated amount that the Company would pay to terminate the contracts. The interest rate swap agreement is accounted for as a cash flow hedge. Changes in fair value are recognized as a component of other comprehensive loss.

6.	Commitments and Contingencies

     The Company, in the regular course of business, is involved in investigations and claims by various regulatory agencies. The Company is also engaged in various legal proceedings incidental to its normal business activities. The Company’s management does not believe that the ultimate resolution of these investigations, claims and legal proceedings will have a material effect on its financial position, results of operations or cash flows.

     During 1999, the Company contracted for the design and construction of a bath reclaim facility at Goldendale. In connection therewith, a dispute has arisen over contract change orders to an engineering and construction contract. The Company has accrued an estimate of the costs to settle the claim in the amount of $520, of which $303 has been placed in an escrow account. The dispute is to be resolved by an arbitrator in November 2001. If the Company is not successful, the ultimate cost to the Company may exceed the amount accrued.

     As of September 30, 2001, the Company had a liability of approximately $1,895 ($1,893 at December 31, 2000), for estimated environmental remediation activities to be taken at the Company’s Goldendale facility. The Company’s estimate of this liability is based on a remediation study conducted by independent engineering consultants. The total cost of remediation is estimated at $3,253; however, under a court decree the Company is only responsible for approximately one-half of the total. The remaining cost is the responsibility of prior owners. No accrual has been provided for the Northwest facility, as the Company is unaware of any current condition that would give rise to remedial action.

GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except percentages and share data)

     In December 2000, the Company was designated as a potentially responsible party (PRP) by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, and by the State of Oregon under applicable state laws with respect to the Portland Harbor Superfund site in Portland, Oregon. Other PRPs also have been so designated. The Company, along with other PRPs, is participating in the funding of a remedial investigation/feasibility study. The Company has been contractually designated as a de minimus PRP. Management does not anticipate selection of a remedy for several years and is of the opinion that the Company will be found to have a de minimus liability, if any, in the outcome of the matter.

     The Company has entered into various agreements for the purchase of power, alumina, and aluminum, including agreements with the Bonneville Power Administration (“BPA”) for the purchase of electrical power at fixed rates.

     Future estimated minimum payments under non-cancelable agreements at December 31, 2000 are as follows:

Year Ending December 31,	Amount

2001	$66,781
2002	32,022
2003	32,022
2004	32,022

$162,847

     In October 2000, the Company entered into a new power sales agreement with BPA that will be effective from October 1, 2001 through September 30, 2006. The contract will allow the Company to direct available power to either or both of the operating facilities. Approximately 50% of the Company’s power requirements can be met through the contract. The contract is a “take or pay” contract, meaning that the Company is obligated to pay for the power, whether it takes the power or not. BPA has requested, however, that all direct service industrial customers not take the power available to them under the contract until October 2003. Consequently, the Company does not expect BPA to require payment for power during such a period of curtailment. The base rate adopted by BPA was $23.50 per megawatt-hour. The rate adopted by BPA includes a “Cost Recovery Adjustment Clause,” which allows BPA to adjust rates under certain defined circumstances. In March 2001, BPA proposed a revised and expanded “Cost Recovery Adjustment Clause” that would give BPA broad discretion to adjust rates every six months to ensure that it could recover all its costs and repay its obligations to the U.S. Treasury under almost any circumstances. The rate, including cost recovery adjustments, adopted by BPA as a result of these proceedings for the period October 1, 2001 through March 31, 2002 is a maximum of $34.00 per megawatt-hour plus the Company’s transmission charges of approximately $3.50 per megawatt-hour. The Federal Energy Regulatory Commission (“FERC”) approved this rate proceeding in September 2001, and the Company did not exercise its option to terminate the contract. Under this contract, the Company will not be able to reshape or have BPA remarket this power entitlement. In addition, the BPA Administrator may have broad discretion to temporarily or permanently limit or terminate the Company’s purchases of power in circumstances in which the Administrator determines

GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except percentages and share data)

that the Company is not in compliance with all applicable federal, state and local laws and regulations. The Company does not expect to receive any cost-based firm power service directly from BPA after the new contract expires on September 30, 2006.

     On April 18, 2001, a Petition for Review under the Northwest Power Act and Suit for Declaratory and Injunctive Relief under 28 U.S.C. Section 2201(a) for Violation of 42 U.S.C. Sections 4321, et seq. was filed against BPA in the United States Court of Appeals for the Ninth Circuit by individuals and the Utility Reform Project. The plaintiffs seek review of contracts that obligate BPA to pay industrial customers for not purchasing or not using power the customer might otherwise purchase from BPA. The Company’s modified electrical power contract with BPA (the “Remarketing Addendum”) may be included in this group of contracts. The plaintiffs also seek to enjoin BPA from performing or attempting to implement these contracts on the basis that BPA’s conduct in executing these contracts violated the Bonneville Project Act of 1937 and other statutes. The Company intervened in the case on May 14, 2001. The Company does not expect the plaintiffs’ lawsuit to have any impact on BPA’s ability to perform under the Remarketing Addendum due to the passage of the applicable statute of limitations, prior favorable court decisions and other factors. Notwithstanding the foregoing, if BPA were enjoined from performing the Remarketing Addendum, the Company’s business, financial condition and results of operations would be materially and adversely affected.

     In June 2001, at BPA’s request the Company entered into an Amendment to the Block Power Sales Agreement with BPA. Under the Amendment, for the period October 1, 2001 through March 31, 2002, BPA agreed to purchase 236 megawatts of power each hour from the Company and the Company agreed not to take delivery of those 236 megawatts each hour that the Company is entitled to under the Block Power Sales Agreement. These payments will be made directly to the Company in return for not taking delivery of power and do not constitute remarketing proceeds. Additionally, the Company agreed to maintain full-time and part-time wages and benefits of union and non-union employees that are affected by the Amendment.

     On May 8, 2001, the Company entered into a Plan and Agreement for Construction of Resources to Provide Power for Future Operations of Goldendale Aluminum Company and Northwest Aluminum Company (the “Plan”) with Northwest Energy Development, LLC, a related company (“Northwest Energy”), and the United Steelworkers of America. Northwest Energy is an affiliate owned by the sole shareholder of the Company. Under the Plan, the Company agreed to enter into a power purchase agreement giving it the right, but not the obligation, to purchase up to 100% of the output from power generation facilities to be developed or owned by Northwest Energy or to receive the financial benefits from the sale of the power from the resources. The purchase price for the power to be charged to the Company will be the generating facility’s cost of fuel, direct operations and maintenance, financing, distributions to pay taxes and reasonable general and administrative expenses. The items included in each of these categories will be negotiated when the Company enters into power sale agreements with the generating facilities. The Company’s right to purchase power will last for 20 years commencing on commercial operation of the projects. The Company has the option to use this power in its operations, cause the power to be remarketed at market prices on the Company’s behalf, or do a combination of both. If the Company causes the power to be remarketed, it generally will be entitled to any financial benefits in excess of the power’s cost. These benefits will be applied to reduce the financing debt of the

GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except percentages and share data)

facilities if Northwest Energy needs to do so to obtain project financing. Reducing the debt would result in reducing the future cost of power from the facilities, which may result in a lower cost of power to the Company. In the short term, the Company does not anticipate purchasing all of the output from the facilities. As a result, the facilities will be able to sell their power on the open market and use the profits to obtain project financing and reduce project debt. The provisions of the Plan are based on assumptions made at the time the Plan was approved. The Company’s ability to follow the Plan will be affected by economic and other conditions impacting the power markets at the times the Company is able to execute on the various provisions of the Plan. For example, it may not be possible to enter into a power purchase agreement on the terms described above if Northwest Energy enters into joint ventures with partners who are unwilling to agree to the those terms. If the Company is not able to enter into power purchase agreements, it may need to purchase power on the open market to cover its requirements that cannot be met by BPA or its local PUDs.

     Under the Plan, the Company designated Northwest Energy as the recipient of $25,000, of which $17,500 has been paid, in BPA remarketing proceeds to reimburse it for expenditures incurred or to be incurred in connection with the development of the power generation facilities. In accordance with the Plan and the amendment to the Remarketing Addendum that the Company entered into with BPA in June, 2001, $159,700 of the BPA remarketing proceeds has been directed to, and will be held in, an escrow account until October 1, 2006. Those funds will be invested in notes issued by Northwest Energy to the escrow agent and in other investments agreed to by BPA and the escrow agent. Upon termination, the funds held in escrow are to be distributed to BPA to reimburse qualified expenditures. Northwest Energy has agreed to use these funds for the initial development of the power generation facilities described in “Management's Discussion and Analysis of Financial Condition and Results of Operations—Energy Development” and to use commercially reasonable best efforts to obtain permanent financing unsupported by BPA credit support at the earliest opportunity. Northwest Energy may use the proceeds from the sale of notes for other purposes only with the approval of the Company’s board of directors. The remaining $107,800 of remarketing proceeds has either been applied to or remains available for other qualified expenditures, including debt service and costs related to the Company’s continued curtailment.

     On June 28, 2001, the Company entered into Amendment No. 1 to the Remarketing Addendum (the “Amendment”). The Remarketing Addendum, dated December 29, 2000, was a modification of the Company’s existing electrical power contracts with BPA. Under the Addendum, approximately $285,000 will be available for reimbursement of qualified expenditures. Through September 30, 2001 the Company has requested reimbursement of $89,979 in qualified expenditures. The Amendment stipulates that a portion of the proceeds from the remarketing of power be directed and held in an escrow account until October 1, 2006, and that the funds held in escrow be invested in notes issued by Northwest Energy and other investments agreed to by BPA and the escrow agent. Through September 30, 2001, $91,070 of the remarketing proceeds have been deposited into escrow, of which $62,197 have been released in exchange for notes issued by Northwest Energy. Upon termination, the funds held in escrow are to be distributed to BPA.

     In June 2001, the Company received a letter asserting possible breaches of the indenture for the Company’s first mortgage notes from a committee claiming to represent a majority of the noteholders. The alleged breaches of the indenture stem from the efforts by Northwest Energy to develop power

GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except percentages and share data)

generation facilities and the use of remarketing proceeds for this purpose. The Company does not believe any of these activities breach the indenture. The Company is discussing these issues with the noteholders’ committee.

7.	Supplemental Disclosures of Cash Flow Information

     Supplemental disclosures of cash flow information is as follows:

	Nine Months Ended
	September 30,

	2000	2001

Cash paid during the period for:
Interest	$11,992	$13,727
Income taxes	$1,669	$500
Non-cash investing and financing activities:
Dividends accrued on preferred stock	$2,737	$2,579
Acquisition contingency accrual:
Goodwill	$2,574	$—
Deferred income tax	$2,574	$—

8.	Preferred Stock of Subsidiary

     Goldendale Holding Company (“GHC”) has 150,000 authorized shares of $.01 par value Series A cumulative, nonconvertible preferred stock. At December 31, 2000 and September 30, 2001, 131,836.1 and 118,101.346 shares, respectively, were issued, outstanding and held by the Goldendale Retirement Plan. The Company owns all of GHC’s outstanding common stock. GHC, in turn, is the sole owner of all outstanding shares of common stock of Goldendale Aluminum Company. The Series A Preferred Stock pays cumulative dividends and has one vote per share on all matters submitted to a vote of shareholders of GHC and votes together with the common stock as a single class on such matters. Under the terms of the Series A Preferred Stock, GHC has the right to redeem the Series A Preferred Stock for cash at any time for $227.25 (plus all accrued but unpaid dividends) per share if redeemed before January 1, 2002, or $225.00 (plus all accrued but unpaid dividends) per share if redeemed on or after January 1, 2002. If GHC fails to redeem the Series A Preferred Stock before January 1, 2002, each holder of the Series A Preferred Stock will, upon request, receive additional shares of Series A Preferred Stock equal in value to any accrued and unpaid cash dividends. The liquidation preference of the Series A Preferred Stock is $225.00 per share.

     At December 31, 2000 and September 30, 2001, dividends payable on preferred stock were $16,811 ($127.53 per share) and $17,512 ($148.28 per share), respectively. The indenture governing the terms of our first mortgage notes does not allow GHC to pay cash dividends on the Series A Preferred Stock

GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except percentages and share data)

unless there is a simultaneous redemption. Because the shares of Series A Preferred Stock vote as a class with the common stock of GHC, an in-kind payment to the holders of the Series A Preferred Stock of all accrued dividends would result in a change of voting control of GHC unless the rights and preferences of the Series A Preferred Stock are modified. Such a change in control would result in a default under the Company’s bank credit agreement and indenture.

     In May 2001, the Company redeemed 13,734.754 shares of preferred stock for $227.25 per share. The total redemption, including payment of accrued dividends on redeemed stock, amounted to $5,000. The Goldendale Retirement Plan lacks liquidity to fund projected distributions and needs $4,000 of Series A Preferred Stock redeemed to be able to fulfill obligations for 2001 and additional funds for obligations in future years. The Goldendale Retirement Plan has indicated that, rather than exercising its rights to payment in kind, it would prefer to have the Company or a related party purchase all outstanding Series A Preferred Stock at fair market value. The Company anticipates that the fair market value would be significantly less than the Series A Preferred Stock’s redemption price, although there can be no assurance that this is the case until a valuation is performed. The Company is considering whether it is legally permitted to make, or to cause an affiliate to make, such a purchase and, if so, whether it makes sense to do so from a business perspective. Alternatively, GHC may redeem $4,000 or more worth of the Series A Preferred Stock to provide the liquidity required by the Goldendale Retirement Plan.

9.	Derivative Financial Instruments

     The Company uses derivative financial instruments principally to manage the risk that changes in interest rates will affect the amount of its future interest payments and that changes in aluminum prices will affect the cost of its future purchases. The following is a summary of the Company’s risk management strategies and the effect of these strategies on the consolidated financial statements.

Commodity Price Risk Management

     The Company holds aluminum call options for the purpose of limiting exposure to price fluctuations of anticipated aluminum purchases. These options require the payment of an upfront premium in return for the right to receive the amount, if any, by which the price at the settlement date exceeds the strike price. At December 31, 2000 and September 30, 2001, the Company had option contracts that established a price range for 3,400 to 6,800 metric tons of primary aluminum per month over a 16-month period beginning January 1, 2001. Although these options are intended to hedge the risk of market price fluctuations, the Company elected not to apply hedge accounting. As such, pursuant to SFAS No. 133, the call options are in the “no hedging” designation category. Accordingly, the Company recognized a non-cash decrease in fair market value of call options of $1,632 in the period ended September 30, 2001. The fair value of these options at December 31, 2000 and September 30, 2001 is $2,008 and $263, respectively, and is included in other current assets.

GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except percentages and share data)

Interest Rate Risk Management

     The Company uses an interest rate swap contract to manage the amount of total debt that is subject to variable interest rates. Under the interest rate swap contract, the Company agrees to pay amounts equal to a specified fixed-rate of interest multiplied by a notional principal amount, and to receive amounts in return equal to a variable rate of interest multiplied by the same notional principal amount. The notional amount of the contract is not exchanged. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination and represents the market quotation, at current rates of interest, of the remaining obligation to exchange payments under the terms of the contract. The differential between the variable interest rate and the fixed interest rate, which is to be paid or received, is recognized in interest expense. Pursuant to SFAS No. 133, the Company accounts for its interest rate swap contract as a cash flow hedging instrument. With the adoption of SFAS 133, these swaps resulted in the recognition of a liability of $1,291 at September 30, 2001 and a loss in accumulated other comprehensive income for the period ended September 30, 2001 of $839 (net of tax of $452).

10.	Accrued Curtailment Expenses

     As a result of entering into the Amendment to the Company’s Block Power Sales Agreement with BPA, the Company became obligated to maintain full-time and part-time wages and benefits of union and non-union employees that are affected by the Amendment. On October 3, 2001, the Company entered into a Memorandum of Understanding with the United Steelworkers of America setting forth specified benefits to be paid to employees. Under the agreement, the Company agreed to pay compensation and medical benefits for certain employees that continue to be employed as well as compensation and medical benefits for certain employees that have been laid off. The Company estimates that the costs related to the employees affected by the extended curtailment that are currently laid off, will amount to $3,685. This estimate was accrued in this quarter.

     Since October 2000, in connection with the curtailment of substantially all smelter operations, the Company has accrued related employee severance costs and contract change fees. For the initial curtailment in 2000, the Company accrued $42,944. An additional $13,079 was accrued in the nine months ended September 30, 2001 as a result of the curtailment of additional smelter operations. The Company has paid $41,134 in curtailment costs, leaving a balance of $14,889 payable at September 30, 2001.

11.	Northwest Aluminum Company and Northwest Aluminum Specialties, Inc. and Goldendale Holding Company and Subsidiary

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

GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except percentages and share data)

Northwest Aluminum Company and Northwest Aluminum Specialties, Inc.

	Nine Months Ended
	June 30,

	2000	2001

Condensed Statement of Operations:
Revenues:
Customers	$187,743	$108,091
Parent and related companies	62	2,197

	187,805	110,288
Cost of revenues	177,697	129,135

Gross margin (loss)	10,108	(18,847)
Net gains on power sales	—	28,960
Reimbursement of expenditures	—	23,240
Curtailment expenses	—	(9,798)
General and administrative expenses	(6,742)	(5,691)

Operating income	3,366	17,864
Net other expense	(9,653)	(11,367)

Net income (loss)	$(6,287)	$6,497

Condensed Balance Sheet:
Current assets	$92,165	$102,886
Non-current assets	44,625	44,340

Total assets	$136,790	$147,226

Current liabilities	$69,943	$75,258
Non-current liabilities	66,872	66,871
Stockholder’s equity	(25)	5,097

Total liabilities and stockholder’s equity	$136,790	$147,226

GOLDEN NORTHWEST ALUMINUM, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except percentages and share data)

Goldendale Holding Company and Subsidiary

	Nine Months Ended
	September 30,

	2000	2001

Condensed Statement of Operations:
Revenues:
Customers	$147,911	$23,971
Parent and related companies	861	1,485

	148,772	25,456
Cost of revenues	131,512	66,323

Gross margin (loss)	17,260	(40,867)
Net gains on power sales	—	28,475
Reimbursement of expenditures	—	27,143
Curtailment expenses	—	(3,281)
General and administrative expenses	(7,702)	(8,154)

Operating income	9,558	3,316
Net other expense	(6,975)	(7,338)
Income tax expense (benefit)	2,118	(274)

Net income (loss)	$465	$(3,748)

Condensed Balance Sheet:
Current assets	$43,821	$38,391
Non-current assets	177,273	170,460

Total assets	$221,094	$208,851

Current liabilities	$34,195	$29,200
Non-current liabilities	139,721	110,463
Stockholder’s equity	47,178	69,188

Total liabilities and stockholder’s equity	$221,094	$208,851

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This section should be read in conjunction with the financial statements in Part I, Item 1 of this report.

Overview

     Before the current energy crisis in the western United States described below, our revenues historically came from two primary sources:

1)	Fees received from smelting alumina into aluminum and casting that aluminum into primary and value-added aluminum products under tolling contracts with Norsk Hydro USA, Inc. (“Hydro”) and, until December 31, 1999, with Glencore, Ltd. (“Glencore”), and

2)	The sale of non-tolled value-added aluminum products to other customers.

Revenue from fees for the conversion of alumina and processing of aluminum under tolling arrangements is recognized upon completion of the tolling process. Under the tolling arrangements, alumina suppliers deliver their alumina to us. The alumina is converted to aluminum in reduction cells by putting it in liquid form by dissolving it in an “electrolyte” solution and then passing electric current through the electrolyte to separate the alumina into its two parts, aluminum and oxygen. The molten aluminum is withdrawn from the cells and cast or formed into finished products. Revenue from the sale of non-tolled value-added aluminum products is recognized upon shipment to the customer. Our revenues include sales of finished products produced by remelting aluminum material obtained from other sources or produced in our operations and casting that aluminum into finished products. This remelting and casting activity has provided a significant portion of our production historically and has allowed us to continue producing finished aluminum products despite the curtailment of our smelting operations described below.

     Because our tolling fees are a percentage of prices of aluminum on the London Metal Exchange (“LME”), the amount of revenue from tolling activities varies depending on market aluminum prices, especially LME prices, and gross smelter production volumes. The tolling fees are based on prior three-month average LME prices and not current market aluminum prices. Additional revenue for tolled value-added products is dependent on the volume of value-added production and the cost of production versus the dollar amount of pricing premiums. The amount of revenue from non-tolled value-added sales varies depending on market aluminum prices, demand for our value-added products and the pricing premiums we are able to realize for these products above the cost of the aluminum material. Our revenues from non-tolled value-added products may not be as strongly affected by lower LME prices, as is the case with tolling fees, because the margin on these products does not vary significantly with aluminum prices.

     The aluminum industry is highly cyclical, with market prices for aluminum fluctuating widely based on global supply and demand factors, most of which are beyond our control. As shown below, for 2000, the average price per pound of aluminum on the London Metal Exchange was higher than the average price in 1999 and 1998. The average three-month LME prices per pound of aluminum over the last six years were as follows:

Price Per
Year Ended December 31,	Pound

1995	$0.83
1996	$0.70
1997	$0.74
1998	$0.63
1999	$0.63
2000	$0.71

For the nine months ended September 30, 2001, and the month ended September 30, 2001, the three-month LME price for aluminum has averaged $.68 per pound and $.62 per pound, respectively. On October 23, 2001, the three-month LME price per pound of aluminum was $0.59. The timing and magnitude of an increase or decrease in aluminum prices is uncertain.

     Because of the decline in and the generally cyclical nature of aluminum prices, and the increase, and volatility, of power prices discussed below, we are modifying our historic business strategy. Rather than focusing primarily on cost minimization in order to operate our facilities at full capacity throughout the business cycle, we believe we must be able to vary our production levels more frequently. Our new business strategy is to try to operate our smelters and sell aluminum when metal prices are high and/or power costs are low, and curtail operations and sell electricity when aluminum prices are low and/or power costs are high. This requires increased flexibility in our operations and our contractual arrangements for the supply of power, alumina and labor. We may not be able to attain the needed flexibility in operations or to negotiate more flexible arrangements with respect to these supplies.

Historical Electricity Supply, Production Curtailment and Power Remarketing

     One of our primary costs is electrical power. Before 2000, those costs had been relatively stable. The source of the majority of our power has been through the Bonneville Power Administration (“BPA”). In addition to service directly from BPA, we have contracts with our local public utility districts (“PUDs”) to provide to each of our smelters up to 9.9 megawatts per year of power supplied to them by BPA. We have supplemented the BPA and PUD power with purchases of market power during time periods that have historically had lower cost than our cost through BPA and the PUDs.

     Beginning in the summer of 2000, the market price of electric power began to increase dramatically because of an extreme shortage of supply and other factors. As an example, our average cost of power per pound of aluminum produced was $0.16 and $0.18 in 1999 and 2000, respectively, while the average market price of power for October 2000 through March 2001 equated to $1.95 per pound of aluminum produced. These changes in power prices made it apparent that we needed to change our strategies to obtain affordable power long-term.

     While most of our power supply during the fourth quarter of 2000 and the first three quarters of 2001 was under fixed price contracts with BPA, a portion was not covered during the late spring of 2001. Market power prices in the Pacific Northwest historically have been very low in the late spring. Because of the dramatic increase in forward power prices that occurred in 2000, it became uneconomical to purchase power to meet our open requirements during that period. We therefore chose to reduce our production level to approximately 60% of normal beginning in October 2000, “reshape” or sell power that exceeded what we needed for our operations as a result of our reduced production level and “reshape” or buy power for the open periods. Our contracts with BPA that expired on September 30, 2001 allowed us to cause BPA to remarket power we did not need for operations and to pay us the excess proceeds from those sales over the cost we would have been required to pay under the contracts. This right was subject to minimum notice provisions and other terms that made it impractical to make forward sales of greater than one month.

     By mid December 2000, market prices for electrical power had further escalated to the point that the financially prudent option was to have electrical power available to us remarketed by BPA instead of producing aluminum with it. Late in December, we shut down essentially all remaining smelter production capacity, leaving only approximately 25,000 metric tons of capacity on-line at the Goldendale Aluminum Company (“Goldendale”) facility and none at Northwest Aluminum Company (“Northwest”).

     To facilitate sales of our excess power in forward periods of more than a month, in December 2000 we entered into a Remarketing Addendum (“Addendum”) with BPA, which allows BPA to remarket the power available to us and use the resulting proceeds to reimburse us for defined qualified expenditures. Additionally, we entered into agreements with the United Steelworkers of America (“USWA”) in regard to employee layoffs, with Hydro in regard to readjusting our tolling agreement and with Glencore in regard to readjusting our alumina supply contract.

     Under the Addendum, our operating subsidiaries, Goldendale and Northwest, agreed to curtail smelter production and assist BPA in remarketing the electric power that Goldendale and Northwest had the right to purchase. BPA agreed to use the proceeds from the remarketing to reimburse Goldendale and Northwest or their designees for specified qualified expenditures, including, among others, expenses associated with debt service and workforce reductions resulting from the curtailment and expenditures for the planning, licensing, siting, acquisition and/or construction of conventional or renewable resources to provide power for future operations of our smelters. For a given sale of remarketed power, the net proceeds are equal to the revenue received by BPA on the sale, minus the price we would have been obligated to pay had we purchased the power, minus a specified amount retained by BPA, plus any interest costs BPA avoids as a result of receipt of the net proceeds. From December 29, 2000 through September 30, 2001, which is the date on which our right to have BPA remarket power under our old power agreements with BPA terminated, remarketing had resulted in total net proceeds of approximately $285 million available for reimbursement of qualified expenditures.

     The Addendum is effective through the earlier of the date on which all of the net proceeds have been paid by BPA or September 30, 2010. In June 2001, we entered into an amendment to the Addendum that stipulates that a portion of the proceeds from the remarketing of power be directed to and held in an escrow account until October 1, 2006, and that the funds held in escrow be invested in notes issued by Northwest Energy Development, LLC (“Northwest Energy”), a related company, and other investments agreed to by BPA and the escrow agent. Upon termination, the funds held in escrow are to be distributed to BPA for reimbursement of qualified expenditures of Goldendale and Northwest. This escrow arrangement maximizes the amount of remarketing proceeds used to develop the power projects and increases the likelihood that those remarketing proceeds are ultimately distributed to Goldendale and Northwest as reimbursement for qualified expenditures.

     Beginning May 1, 2001 smelter production was further reduced to 5% of capacity, allowing us to sell directly into the open market 25 megawatts of BPA supplied electrical power. The sale of this power generated $9.4 million of net proceeds to the Company. The remaining smelter production and open market purchases of aluminum were sufficient to allow us to fulfill our tolling obligations to Hydro through September 30, 2001. Our continuing operations are supplied with power, which we cannot remarket, under our PUD contract with the Klickitat Public Utility District. Klickitat PUD obtains this power from BPA. BPA has begun a rulemaking process to decide whether it will allow publicly owned utilities, such as Klickitat PUD, to buy power from it at its lowest rates to serve the aluminum and other industries. This rulemaking process and any related judicial review may take several years to complete. We are negotiating a “standstill agreement” with BPA and Klickitat PUD under which the PUD would be able to continue supplying this power at BPA’s lowest rate. In return, we would not place additional load on the PUD until BPA’s rulemaking process is complete and any court challenges are resolved. Depending on the outcome of the rulemaking process, we may not be able to obtain electricity from Klickitat PUD at BPA’s lowest rate.

     Our new Block Power Sales Agreement with BPA, which we entered into in October 2000, became effective on October 1, 2001, is for 236 megawatts of power and has a term that runs through September 30, 2006. The contract will allow us to direct available power to either or both of our operating facilities. Approximately 50% of our power requirements can be met through the contract. The contract is a “take or pay” contract, meaning that we are obligated to pay for the power, whether we take it or not. BPA has requested, however, that all direct service industrial customers not take the power available to them under their respective contracts until October 2003. Consequently, we would not expect BPA to require us to pay for power during such a period of curtailment, however, we cannot assure you of this. The base rate under the contract is $23.50 per megawatt-hour. The rate adopted by BPA includes a “Cost Recovery Adjustment Clause” in addition to the base rate, which allows BPA to adjust rates under certain defined circumstances. In March 2001, BPA proposed a revised and expanded “Cost Recovery Adjustment Clause” that gives BPA broad discretion to adjust rates every six months to ensure that it can recover all of its costs and repay its obligations to the U.S. Treasury under almost any circumstances. The rate, including cost recovery adjustments, adopted by BPA as a result of these proceedings for the period October 1, 2001 through March 31, 2002 is approximately $34.00 per megawatt-hour plus our transmission charges of approximately $3.50 per megawatt-hour. The Federal Energy Regulatory Commission (“FERC”) approved this rate proceeding in September 2001, and we did not exercise our option to terminate the contract. Under this contract, we are unable to reshape or have BPA remarket our power entitlement. As a result, we would be unable to sell BPA power during periods when it is uneconomical to produce and sell aluminum, and could be subject to take-or-pay charges for power we cannot economically use. In addition, the BPA Administrator may have broad discretion to temporarily or permanently limit or terminate our purchases of power in circumstances in which the Administrator determines that we are not in compliance with all applicable federal, state and local laws and regulations. Moreover, BPA has indicated we may not receive any cost-based firm power service directly from BPA after this contract expires on September 30, 2006.

     In June 2001, at BPA’s request we entered into an Amendment to the Block Power Sales Agreement (the “Amendment”). Under the Amendment, for the period from October 1, 2001 through March 31, 2002 we agreed not to take delivery of the 236 megawatts each hour that we are entitled to under the Block Power Sales Agreement and BPA agreed to purchase those 236 megawatts each hour from us. These payments will be made directly to us for not taking delivery of power and do not constitute remarketing proceeds. Additionally, we agreed to maintain full-time and part-time wages and benefits of union and non-union employees that are affected by the Amendment. We estimate based on our present operations that the total cost of wages and benefits above those for active employees could approximate $3.7 million out of the proceeds BPA will pay us for not taking delivery of the power from October 1, 2001 through March 31, 2002.

Energy Development

     Because of the instability in power markets and the uncertainty of future BPA service, our long-term power strategy is now one of increasing self-reliance, reducing, and possibly eliminating, our dependence on BPA. We believe this strategy will allow us to realize the economic value of either producing aluminum or selling power and therefore provide us with more stable operating results.

     The Remarketing Addendum with BPA requires us to dedicate at least $100 million of the remarketing proceeds to the development of new power generation resources. The development and operation of power generation facilities are not now part of our core business and require financing independent of that available under our current financing arrangements. For these reasons and because the terms of the indenture governing our first mortgage notes and our bank credit agreement effectively do not allow us to invest directly in the development of power generation facilities, our sole shareholder formed Northwest Energy for this purpose.

     On May 8, 2001, we entered into a Plan and Agreement for Construction of Resources to Provide Power for Future Operations of Goldendale Aluminum Company and Northwest Aluminum Company (the “Plan”) with Northwest Energy and the USWA. Under the Plan, we agreed to enter into a power purchase agreement giving us the right, but not the obligation, to purchase up to 100% of the output from power generation facilities to be developed or owned by Northwest Energy or to receive the financial benefits from the sale of the power from the resources. Our purchase price for the power will be the generating facility’s cost of fuel, direct operations and maintenance, financing, distributions to pay taxes and reasonable general and administrative expenses. The items included in each of these categories will be negotiated when we enter into power purchase agreements with the facilities. Our right to purchase power will last for 20 years commencing on commercial operation of the projects. We will be able to use this power in our operations, cause the power to be remarketed at market prices on our behalf, or do a combination of both. If we cause the power to be remarketed, we generally will be entitled to any financial benefits in excess of the power’s cost. These benefits will be applied to reduce the financing debt of the facilities if we need to do so to obtain project financing. Reducing the debt would result in reducing the future cost of power from the facilities, which would result in a lower cost of power for us. In the short term, we do not anticipate purchasing all of the output from the facilities. As a result, the facilities will be able to sell their power on the open market and use the profits to obtain project financing and reduce project debt. The provisions of the Plan are based on assumptions made at the time the Plan was approved. Our ability to follow the Plan will be affected by economic and other conditions impacting the power markets at the times we are able to execute on the various provisions of the Plan. For example, it may not be possible to enter into a power purchase agreement on the terms described above if Northwest Energy enters into joint ventures with partners who are unwilling to agree to the those terms.

If we are not able to enter into power purchase agreements, we may need to purchase power on the open market to cover our requirements that cannot be met by BPA or our local PUDs.

     Northwest Energy is actively pursuing development of the following power projects, which will be subject to the Plan and our power purchase rights under the Plan.

1)	A natural gas-fired power plant to be located at the Goldendale smelter facility (“Cliffs”).

2)	A 520 megawatt natural gas-fired combined cycle combustion turbine project near Clatskanie, Oregon (“Summit/Westward”).

3)	Wind projects to be developed in south central Washington and north central Oregon. The first phase is a 24 megawatt wind turbine project in Sherman County, Oregon (“Klondike”). We expect Klondike to be operational in January 2002.

     We are also negotiating to purchase power from, or obtain an interest in, a natural-gas-fired combined cycle combustion turbine project near Goldendale, Washington (“GEI”). These power projects, other than Klondike, are in the early stages of development. They may not be completed. The completion of these projects may take longer than we currently anticipate, which would delay and reduce the anticipated benefits under the Plan. Although we expect to be able to purchase power from some or all of these facilities at cost, that cost could be too high to economically produce aluminum. For example, if the price of natural gas increased sharply, this would result in increased cost to produce electricity at two of the above listed facilities. If this occurs in conjunction with a decrease in the market price of power generally, we may be unable to produce aluminum or remarket power. Finally, depending on the price of power when these facilities are ready to begin operating, the facilities may not be able to operate profitably.

     Under the Plan, we designated Northwest Energy as the recipient of $25.0 million, of which $17.5 million has been paid, in BPA remarketing proceeds to reimburse it for expenditures incurred or to be incurred in connection with the development of the power generation facilities. In accordance with the Plan and the amendment to the Remarketing Addendum that we entered into with BPA in June, 2001, $159.7 million of the BPA remarketing proceeds has been directed to, and will be held in, an escrow account until October 1, 2006. Those funds will be invested in notes issued by Northwest Energy to the escrow agent and in other investments agreed to by BPA and the escrow agent. Upon termination, the funds held in escrow are to be distributed to BPA to reimburse qualified expenditures. Northwest Energy has agreed to use these funds for the initial development of the power generation facilities described above and to use commercially reasonable best efforts to obtain permanent financing unsupported by BPA credit support at the earliest opportunity. Northwest Energy may use the proceeds from the sale of notes for other purposes only with the approval of our board of directors. The remaining $107.8 million of remarketing proceeds has either been applied to or remains available for other qualified expenditures, including debt service and costs related to our continued curtailment.

     We will be eligible to receive liquidated damages from Northwest Energy if at least 484 megawatts of generation capacity is not available by October 1, 2006. The liquidated damages would be equal to (1) the percentage by which energy available to the smelters as of October 1, 2006 is less than

484 megawatts multiplied by (2) the amount of remarketing proceeds paid to Northwest Energy to support development of the facilities. To secure payment of this potential obligation of Northwest Energy, we have taken a security interest in the assets of Northwest Energy and its subsidiary project companies. If we foreclose on the assets, the sales proceeds resulting from the foreclosure may not cover the amount of liquidated damages. In addition, we have agreed to subordinate or release our security interest in a specific project company if requested by a project lender in connection with project financing through which remarketing proceeds would be released to another project.

     In June 2001, FERC issued an order imposing price caps on the price of electricity in the western United States. BPA and other utilities also entered into agreements with aluminum and other customers to reduce their demands for electricity. For example, we agreed with BPA not to take delivery of power from BPA from October 1, 2001 through March 31, 2002. Several factors, including the FERC order, the reductions in BPA’s load through curtailments by industrial customers, additional supply of power, reduced demand resulting from higher electricity prices and energy conservation efforts, the general economic slowdown and cooler than expected weather in California, have reduced market power prices from over $250.00 per megawatt-hour in mid-May 2001 to less than $30.00 per megawatt-hour in mid-October 2001. Future demand, supply and prices for electricity are uncertain.

     This change in the market price for electricity has caused us and Northwest Energy to reassess our strategies for power supply and resource development. In terms of our power supply, lower prices may allow us to purchase some power on the open market to meet our future needs, rather than relying on BPA or resources developed by Northwest Energy. We may not, however, be able to purchase a supply of electricity that would allow us to produce aluminum profitably. In the area of resource development, the steep reduction in the market price for electricity makes it harder for Northwest Energy to finance its power project development. Northwest Energy therefore is actively exploring joint venture opportunities with prospective partners through which those other partners would purchase or subscribe for a significant interest, which could include a majority interest, in some or all of the power projects and the financing of their development. This could allow remarketing proceeds to be available for non-energy related qualified expenditure because of a reduced need for funding of energy projects. Northwest Energy, however, may be unable to find development partners, it may not be possible to finance the projects and remarketing proceeds may not be available to us for non-energy related qualified expenditures.

     Of the approximately $285.0 million of remarketing proceeds, $17.5 million was paid directly to Northwest Energy as reimbursement for expenses incurred or to be incurred in connection with the development of the power projects, $159.7 million was placed in escrow for continued financing of the development of the power projects and the remaining amount of approximately $107.8 million is and has been available for qualified expenditures not related to the development of the projects. Based on assumptions we have made about our operating costs, we believe, but cannot assure you, that this $107.8 million, together with other available sources of capital, will be sufficient to fund our operations, debt service and employment obligations through the next 12 months. By that time, we expect, although we cannot assure you, that additional remarketing proceeds will have become available for non-energy related qualified expenditure for the reasons discussed above. If remarketing proceeds do not become available, our business could be adversely affected unless we are able to restart our smelter operations, obtain additional financing, or both. Our ability to restart those operations profitably is dependent, among other things, on the cost of power, the LME price of aluminum, the terms of our alumina supply and Hydro tolling agreements and negotiation of new labor agreements. We estimate that aluminum prices would need to be above the mid-70 cent per pound range in order to cover operating costs at current BPA power rates. Finally, we may not be able to obtain financing on commercially reasonable terms, or at all. See “—Liquidity and Capital Resources” below.

     Execution of the Plan is subject to many risks and uncertainties. We do not assure you that Northwest Energy will be successful in developing, either alone or through joint ventures, the resources discussed above in a timely manner or at all. Remarketing proceeds used for development of power resources may not be available for the repayment of debt or for other non-energy-related qualified expenditures.

Labor Issues

     Our long-term collective bargaining agreements and our agreement concerning the January through September 2001 curtailment with the unions at both smelters all expired on September 30, 2001. While we were able to reach a new understanding with the USWA with respect to the amendment to our Block Power Sales Agreement with BPA affecting the period of October 2001 through March 2002, we were not able to reach agreement on new long-term collective bargaining agreements. We proposed significant changes and concessions that we believe are necessary to allow us to produce aluminum economically. The collective bargaining units refused to agree to these concessions, and stated that should we attempt to negotiate to impasse and implement the concessions in our last proposal, the unionized employees would refuse to work under those terms and conditions. The collective bargaining units offered, and we agreed, to extend the existing collective bargaining agreements on a day-to-day basis. This extension allows for the performance of maintenance and other non-production work related to the smelters, as well as the continued operations of specialty casting business, including the production of aluminum through remelting. The extension would not allow us to resume normal smelting operations. The absence of new collective bargaining agreements makes it extremely difficult for us to resume operations at the smelters or to operate profitably even if a power supply were available.

Hydro Tolling Agreement

     On October 2, 2001, we notified Hydro of an event of force majeure pursuant to the Hydro tolling agreement with Goldendale. The reasons for declaring this event of force majeure were:

1)	Goldendale has been forced by BPA to curtail operations through March 31, 2002, and

2)	Goldendale’s employees are engaged in a work stoppage with respect to commercial operations. This work stoppage arose because the collective bargaining agreement between Goldendale and its employees expired on September 30, 2001. Even though Goldendale and the USWA conducted good faith negotiations, the USWA refused to make various concessions that would be necessary for Goldendale to operate regardless of the curtailment demanded by BPA and stated that its members would not work if Goldendale were to bargain to impasse and attempt to impose a new agreement.

     While we are making reasonable efforts to overcome the event of force majeure, we cannot predict when or whether our efforts will be successful. We believe that under the terms of our tolling agreement with Hydro, this event of force majeure excuses our performance obligations to convert alumina into aluminum for the duration of the force majeure. Hydro has the option to extend the term of the tolling agreement for the period of the force majeure or to terminate the tolling agreement if the force majeure is reasonably expected to continue for more than 180 days.

     We are in discussions with Hydro about the force majeure and tolling agreement. Subject to the restrictions contained in our debt agreements, these discussions may include changes to our $20.0 million subordinated note that Hydro holds. We may not be able to reach agreement with Hydro. While we believe we are on sound legal footing with respect to our claim of force majeure under the Hydro tolling agreement, we may not prevail in a legal dispute. Were Hydro to prevail, we could be found to be in breach of the Hydro tolling agreement, which could have a material adverse effect on our business.

     We also are in discussions with Glencore about adjusting our obligations under our alumina purchase agreement. We may not be able, however, to reach agreement with Glencore.

Other Developments

     In August 2001, Fleet Capital Corporation and National Bank of Canada informed us of their desire to discontinue their participation in our revolving credit facility. We are having discussions with a number of financial institutions about the possibility of their replacing these participants. We may not be able to reach agreement with any of these financial institutions that would allow us to obtain financing on acceptable terms and conditions or at all.

     In June 2001, we received a letter asserting possible breaches of the indenture for our first mortgage notes from a committee claiming to represent a majority of the noteholders. The alleged breaches of the indenture stem from the efforts by Northwest Energy to develop power generation facilities and the use of remarketing proceeds for this purpose. We do not believe any of these activities breach the indenture. We are discussing these issues with the noteholders’ committee.

     As a result of the terrorist attacks of September 11, 2001 and the current state of the aluminum industry in the Pacific Northwest, our property and machinery insurance carrier informed us that it would not be able to renew our existing policy. We are seeking a new policy. Based on our discussions with several carriers, the amount of coverage is likely to be substantially less than under our current policy.

Results of Operations

     The following table sets forth the combined statement of income data as a percentage of revenues for the three-month and the nine-month periods ended September 30, 2000 and 2001.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	2001	2000	2001

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	90.4	145.6	91.7	148.2

Gross margin (loss)	9.6	(45.6)	8.3	(48.2)
Net gains on power sales	0.0	8.0	0.0	43.4
Reimbursement of expenditures	0.0	40.8	0.0	38.2
Curtailment expenses	0.0	(11.5)	0.0	(9.9)
General and administrative expenses	(6.4)	(11.1)	(4.5)	(11.3)

Operating income (loss)	3.2	(19.4)	3.8	12.2
Interest expense	(5.5)	(13.1)	(5.3)	(13.4)
Other income (expense), net	(0.1)	0.7	(0.1)	(0.1)

Net other expenses	(5.6)	(12.4)	(5.4)	(13.5)

Loss before income taxes	(2.4)	(31.8)	(1.6)	(1.3)
Income tax expense (benefit)	0.6	(6.3)	0.6	(0.2)

Net loss	(3.0)%	(25.5)%	(2.2)%	(1.1)%

The Three Months and Nine Months Ended September 30, 2000 Compared to The Three Months and Nine Months Ended September 30, 2001

     Total revenues decreased from $102.4 million to $43.4 million in the three months ended September 30, 2000 and September 30, 2001, respectively, a decrease of $59.0 million, or 57.6%. Total revenues decreased from $335.7 million to $132.1 million in the nine months ended September 30, 2000 and September 30, 2001, respectively, a decrease of $203.6 million, or 60.7%. Revenues were primarily influenced by the cessation of the Glencore tolling agreement, by the curtailment of significantly all of our smelter operations to facilitate the opportunity to sell electrical power into the marketplace and by changes in the market price of aluminum and power.

     The cessation of the Glencore tolling agreement eliminated 500,000 pounds per day of production billable under tolling arrangements beginning January 1, 2000. Because of Northwest’s September 30 year-end, the impact on our consolidated financial statements was reported beginning April 1, 2000. For the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000, tolling revenues decreased $20.7 million due to the cessation of this agreement. Tolling revenues continued to be earned under our Hydro tolling contract, decreasing from $47.1 million to $6.2 million for the three-month periods, and decreasing from $147.9 million to $24.0 million for the nine-month periods, ended September 30, 2000 and September 30, 2001, respectively. Total revenues from tolling agreements decreased from $47.1 million to $6.2 million for the three-month periods ended September 30, 2000 and

September 30, 2001, respectively, a decrease of $40.9 million, or 86.8%. Tolling revenues decreased from $168.6 million to $24.0 million for the nine-month periods ended September 30, 2000 and September 30, 2001, respectively, a decrease of $144.6 million, or 85.8%.

     Volumes produced under tolling contracts decreased from 86.4 million pounds to 10.6 million pounds for the three months ended September 30, 2000 and September 30, 2001, respectively, and decreased from 308.6 million pounds to 40.2 million pounds for the nine months ended September 30, 2000 and September 30, 2001, respectively. The decrease in production volume due to the non-renewal of the Glencore tolling agreement was 44.5 million pounds, with a related decrease in revenue of $20.7 million. Other than the decrease due to the non-renewal of the Glencore tolling agreement, the decreases in production level under tolling arrangements was due to the curtailment of significantly all of our smelter production capacity to facilitate electrical power remarketing. The production levels at the Goldendale facility were cut to approximately 15% of normal capacity by early January of 2001, and further cut to approximately 7.5% of normal capacity by early May of 2001, resulting in a decrease in production volume of 75.8 million pounds for the three-month period and a decrease in production volume of 223.9 million pounds for the nine-month period ended September 30, 2001. These volume changes, excluding the impact of the cessation of the Glencore tolling agreement, caused revenues from tolling to decrease by $41.3 million for the three months ended September 30, 2001 over the same period ended September 30, 2000 and caused revenues from tolling to decrease by $125.4 million for the nine months ended September 30, 2001 over the same period ended September 30, 2000.

     In addition to the impact of volume changes, increases in the average tolling charge of $.04 per pound for the three-month periods ended September 30 increased revenues from tolling contracts by $400,000. The average tolling charge for the nine-month periods ended September 30 increased by $.05 per pound causing a $1.4 million increase in revenues from tolling contracts for those periods. The increases in the average tolling charge were due primarily to changes in product mix produced under tolling contracts.

     Sales of non-tolled products decreased from $53.3 million to $32.9 million in the three months ended September 30, 2000 and September 30, 2001, respectively, a decrease of $20.4 million, or 38.2%, and decreased from $161.0 million to $105.7 million in the nine months ended September 30, 2000 and September 30, 2001, respectively, a decrease of $55.4 million, or 34.4%. The primary factors affecting revenues from sales of non-tolled products were the softening of the economy and demand, the curtailment of smelter production capacity at the Northwest facility, which could only partially be offset by remelt activity, and a slight increase in average premiums attained for value-added products.

     Shipments of non-tolled aluminum products decreased from 68.0 million pounds to 44.1 million pounds in the three months ended September 30, 2000 and September 30, 2001, respectively, a decrease of 23.9 million pounds, or 35.2%, with a corresponding decrease in revenues of $18.8 million. For the nine-month periods ended September 30, shipments of non-tolled aluminum products decreased from 205.5 million pounds in 2000 to 138.3 million pounds in 2001, a decrease of 67.3 million pounds, or 32.7%, with a corresponding decrease in revenues of $52.7 million. The curtailment of smelting activity at Northwest reduced the volume of non-tolled product smelted by us from 39.8 million pounds to zero for the three-month periods ended September 30, 2000 and September 30, 2001, respectively, and from 128.4 million pounds to 23.5 million pounds for the nine-month periods ended September 30, 2000 and

September 30, 2001, respectively. These reductions were partially offset with additional pounds of aluminum made available through our remelt operations. Aluminum production from remelt operations increased 15.9 million pounds for the three-month periods ended September 30, and increased 37.7 million pounds for the nine-month periods ended September 30.

     In addition to the impact of volume changes, a decrease in the average selling price of $.04 per pound for the three-month periods ended September 30 decreased non-tolling revenues by $1.6 million. The average selling price for the nine-month periods ended September 30 decreased by $.02 per pound causing a $2.7 million decrease in non-tolling revenues for those periods. The decreases in the average selling prices were due primarily to the downward trend of market aluminum prices and product mix.

     Other revenues increased from $2.0 million to $4.2 million for the three-month periods, and decreased from $6.0 million to $2.4 million for the nine-month periods ended September 30, 2000 and September 30, 2001, respectively.

     Cost of revenues decreased from $92.6 million to $63.1 million in the three months ended September 30, 2000 and September 30, 2001, respectively, a decrease of $29.5 million, or 31.9%. Cost of revenues decreased from $308.3 million to $195.7 million in the nine months ended September 30, 2000 and September 30, 2001, respectively, a decrease of $112.6 million, or 36.5%. As a percentage of revenues, cost of revenues increased from 90.4% to 145.6% for the three-month periods and increased from 91.7% to 148.2% for the nine-month periods ended September 30, 2000 and 2001, respectively. The primary influences on cost of revenues were the cessation of the Glencore tolling agreement, a partial curtailment of production to facilitate the opportunity to have BPA remarket electrical power in the marketplace, an increase in market aluminum prices and an increase in our cost of power.

     Smelting production capacity was curtailed and averaged approximately 5% of normal for the three months ended September 30, 2001 and averaged approximately 13% of normal for the nine months ended September 30, 2001. The production capacity of the Goldendale facility was approximately 15% of its normal capacity from January 1, 2001 through April 30, 2001, and approximately 7.5% of its normal capacity from May 1, 2001 through September 30, 2001. The production capacity of the Northwest facility was approximately 50% of its normal capacity for the first three months of its fiscal year and completely curtailed for the next six months of its fiscal year. This resulted in a decrease in production volume of 82.8 million pounds for the three-month periods ended September 30, with a related decrease in cost of revenues of $23.0 million, and a decrease in production volume of 282.1 million pounds for the nine-month periods ended September 30, with a related decrease in cost of revenues of $82.5 million.

     Additional aluminum was made available through our remelt operations. This resulted in an increase of 15.9 million pounds in the amount of purchased aluminum material used in our operations, with a related cost of $9.9 million for the three-month period ended September 30, 2001, and 37.7 million pounds, with a related cost of $24.5 million for the nine-month period ended September 30, 2001.

     Gross margin decreased from $9.7 million in the three months ended September 30, 2000 to a gross loss of $19.8 million in the three months ended September 30, 2001, a decrease of $29.5 million, or 304.1%. Gross margin decreased from $27.4 million in the nine months ended September 30, 2000 to a gross loss of $63.6 million in the nine months ended September 30, 2001, a decrease of $91.0 million, or

332.1%. As a percentage of revenues, gross margin fell from 9.6% to (45.6)% for the three-month periods, and fell from 8.3% to (48.2)% for the nine-month periods, ended September 30, 2000 and 2001, respectively. These decreases in gross margin resulted primarily from the changes in revenues and the cost of revenues discussed above.

     Net gains on power sales made available from the curtailment that began in October 2000 and ended in January 2001 (the “First Curtailment”) and the curtailment that began in May 2001 and ended in September 2001 (the “Third Curtailment”) generated net proceeds of $3.5 million for the three months ended September 30, 2001 and $57.4 million for the nine months ended September 30, 2001. The First Curtailment made available net gains on power sales of $46.6 million for the nine months ended September 30, 2001. The Third Curtailment made available net gains on power sales of $3.5 million for the three months ended September 30, 2001 and $10.6 million for the nine months ended September 30, 2001.

     Reimbursement of expenditures of $17.7 million for the three months ended September 30, 2001, and $50.3 million for the nine months ended September 30, 2001 relate to the curtailment that began in January 2001 and will end in September 2001 (the “Second Curtailment”).

     Curtailment expenses of $1.3 million for the three months ended September 30, 2001 and $9.4 million for the nine months ended September 30, 2001 relate to the Second Curtailment. Curtailment expenses of $3.7 million for the three months and the nine months ended September 30, 2001, reflect wage and benefit payments to be made to laid-off affected employees from October 1, 2001 through March 31, 2002. These payments are required by the Amendment to our Block Power Sales Agreement with BPA.

     General and administrative expenses decreased from $6.5 million to $4.8 million in the three months ended September 30, 2000 and September 30, 2001, respectively, a decrease of 26.1%. General and administrative expenses increased slightly from $14.7 million to $14.9 million for the nine months ended September 30, 2000 and September 30, 2001, respectively, an increase of 1.4%. As a percentage of revenues, general and administrative expenses increased from 6.4% to 11.1% for the related three-month periods, and increased from 4.5% to 11.3% for the related nine-month periods.

     Interest expense increased slightly from $5.6 million to $5.7 million in the three months ended September 30, 2000 and September 30, 2001, respectively, an increase of 1.8%. Interest expense increased slightly from $17.4 million to $17.7 million in the nine months ended September 30, 2000 and September 30, 2001, respectively, an increase of 1.7%.

     Income tax expense decreased from $600,000 to an income tax benefit of $2.7 million in the three months ended September 30, 2000 and September 30, 2001, respectively. Income tax expense decreased from $2.1 million to an income tax benefit of $300,000 for the nine months ended September 30, 2000 and September 30, 2001, respectively. These changes were due primarily to a decrease in taxable income of Goldendale Aluminum Company, a C corporation, for the three months and nine months ended September 30, 2001 compared to the corresponding periods in 2000.

     Net loss was $11.0 million in the three months ended September 30, 2001 compared to a net loss of $3.0 million in the three months ended September 30, 2000 as a result of the foregoing factors. For the nine months ended September 30, 2001, net loss was $1.4 million, compared to a net loss of $7.2 million for the nine months ended September 30, 2000.

Liquidity and Capital Resources

     During the period in which our smelter operations have been curtailed, our cash flow and liquidity from operations have been supplemented by net proceeds on power sales and reimbursements for qualified expenditures from the remarketing proceeds received by BPA. For the nine months ended September 30, 2001, net proceeds on power sales have totaled $57.4 million. Qualified expenditures include reimbursements for curtailment related employee costs and contract breakage fees, for capital expenditures and for debt service. Reimbursements of qualified expenditures from remarketing proceeds through September 30, 2001 totaled $50.4 million. Additionally, reimbursements of qualified expenditures from remarketing proceeds for Northwest for the three months ended September 30, 2001, not yet reported because of Northwest’s differing fiscal year-end, totaled $27.7 million. We are dependent upon net proceeds of power sales and distribution of remarketing proceeds for continued funding of operations.

     Historically, our cash and capital requirements have been satisfied through cash generated from operating activities and borrowings under our primary credit facilities.

     Our liquidity and capital needs relate primarily to payment of principal and interest on borrowings, capital expenditures, including our facilities investment program, and distributions to our sole shareholder to pay income taxes. The first stage of the facilities investment program, consisting of an expansion of the Goldendale casthouse and a 34-cell demonstration of new cell-line technology, has been completed. We have temporarily suspended the second stage of the facilities investment program because of our recent curtailments and uncertainties in our long-term supply of competitively priced electric power. Our liquidity and capital needs also relate to working capital and other general corporate requirements. Furthermore, we are subject to a number of contingencies and uncertainties.

     Of the approximately $285.0 million of remarketing proceeds, $17.5 million was paid directly to Northwest Energy as reimbursement for expenses incurred or to be incurred in connection with the development of the power projects, $159.7 million was placed in escrow for continued financing of the development of the power projects and the remaining amount of approximately $107.8 million is and has been available for qualified expenditures not related to the development of the projects. Based on assumptions we have made about our operating costs, we believe, but cannot assure you, that this $107.8 million, together with cash flow from operations, available borrowings under our revolving credit facilities and cash on hand, will be sufficient to fund our operations, debt service and employment obligations through the next 12 months. By that time, we expect, although we cannot assure you, that additional remarketing proceeds will have become available for non-energy related qualified expenditures. If remarketing proceeds do not become available, our business could be adversely affected unless we are able to restart our smelter operations, obtain additional financing, or both. Our ability to restart those operations profitably is dependent, among other things, on the cost of power, the LME price of aluminum, the terms of our alumina supply and Hydro tolling agreements and negotiation of new labor agreements. We estimate that aluminum prices would need to be above the mid-70 cent per pound range in order to cover operating costs at current BPA power rates. Finally, we may not be able to obtain financing on commercially reasonable terms, or at all.

     Our ability to fund operations, make planned capital expenditures, make principal and interest payments on our first mortgage notes, and remain in compliance with all of the financial covenants under our debt agreements will depend on our future operating performance and the success of our power development strategy. Our future operating performance depends on a number of factors, including aluminum prices and power costs, many of which are beyond our control. These factors include prevailing economic conditions and financial, competitive, regulatory and other factors affecting our business and operations, and may depend on the availability of borrowings under our revolving credit facility or other borrowings. We do not assure you our cash flow from operations, together with other sources of liquidity, will be adequate to:

•	Make required payments of principal and interest on our first mortgage notes and other debt;

•	Finance anticipated capital expenditures;

•	Fund working capital requirements; or

•	Fund the possible redemption of all outstanding shares of the Goldendale preferred stock.

     If we do not have sufficient available resources to repay any of our indebtedness when it becomes due and payable, we may need to refinance the indebtedness. We do not assure you refinancing will be available or available on reasonable terms.

Remarketing Proceeds

     Of the approximately $285.0 million of remarketing proceeds, $17.5 million was paid directly to Northwest Energy as reimbursement for expenses incurred or to be incurred in connection with the development of the power projects, $159.7 million was placed in escrow for continued financing of the development of the power projects and the remaining amount of approximately $107.8 million is and has been available for qualified expenditures not related to the development of the projects. Based on assumptions we have made about our operating costs, we believe, but cannot assure you, that this $107.8 million, together with other available sources of capital, will be sufficient to fund our operations, debt service and employment obligations through the next 12 months. Before that time, we expect, although we cannot assure you, additional remarketing proceeds will be available for non-energy related qualified expenditure for the reasons discussed in “-Energy Developments” above. If remarketing proceeds do not become available, our business could be adversely affected unless aluminum prices, power rates and other factors allow us to profitably restart our smelter operations.

Revolving Credit Facility

     Our credit facility with Fleet Capital Corporation is a $75.0 million senior secured revolving credit facility collateralized by all of the inventory, accounts receivable and other rights to payment of our subsidiaries. Availability under the revolving line of credit is controlled by a borrowing base formula based on eligible receivables and inventory, subject to a borrowing base reserve that is presently set at

$21.0 million. Based on this formula, we had net availability of $48.3 million under the revolving line of credit at September 30, 2001, against which we had borrowed $25.9 million. At October 21, 2001, the net availability under the revolving line of credit was $45.2 million, against which we had borrowed $14.0 million.

     In August 2001, Fleet Capital Corporation and National Bank of Canada informed us of their desire to discontinue their participation in our revolving credit facility. We are having discussions with a number of financial institutions about the possibility of their replacing these participants. We may not be able to reach agreement with any of these financial institutions that would allow us to obtain financing on acceptable terms and conditions or at all.

Redemption of Goldendale Preferred

     Our subsidiary, Goldendale Holding Company (“GHC”), has outstanding 118,101.35 shares of nonconvertible Series A Preferred Stock held by the Goldendale Retirement Plan. We own all of GHC’s outstanding common stock. GHC, in turn, is the sole owner of all outstanding shares of common stock of Goldendale Aluminum Company. The Series A Preferred Stock pays cumulative dividends and has one vote per share on all matters submitted to a vote of shareholders of GHC and votes together with the common stock as a single class on such matters. Under the terms of the Series A Preferred Stock, GHC has the right to redeem the Series A Preferred Stock for cash at any time for $227.25 (plus all accrued but unpaid dividends) per share if redeemed before January 1, 2002, or $225.00 (plus all accrued but unpaid dividends) per share if redeemed on or after January 1, 2002. If GHC fails to redeem the Series A Preferred Stock before January 1, 2002, each holder of the Series A Preferred Stock will, upon request, receive additional shares of Series A Preferred Stock equal in value to any accrued and unpaid cash dividends. The liquidation preference of the Series A Preferred Stock is $225.00 per share.

     Accrued and unpaid dividends on the Series A Preferred Stock totaled $17.5 million as of September 30, 2001. The indenture governing the terms of our first mortgage notes does not allow GHC to pay cash dividends on the Series A Preferred Stock unless there is a simultaneous redemption. Because the shares of Series A Preferred Stock vote as a class with the common stock of GHC, an in-kind payment to the holders of the Series A Preferred Stock of all accrued dividends would result in a change of voting control of GHC unless the rights and preferences of the Series A Preferred Stock are modified. Such a change in control would result in a default under our indenture and bank credit agreement.

     In addition, the Goldendale Retirement Plan lacks liquidity to fund projected distributions and needs $4.0 million of Series A Preferred Stock redeemed to be able to fulfill obligations for 2001 and additional funds for obligations in future years. The Goldendale Retirement Plan has indicated that, rather than exercising its rights to payment in kind, it would prefer to have us or a related party purchase all outstanding Series A Preferred Stock at fair market value. We anticipate that the fair market value would be significantly less than the Series A Preferred Stock’s redemption price, although there can be no assurance that this is the case until a valuation is performed. We are considering whether we are legally permitted to make, or to cause an affiliate to make, such a purchase and, if so, whether it makes sense to do so from a business perspective. Alternatively, GHC may redeem $4.0 million or more worth of the Series A Preferred Stock to provide the liquidity required by the Goldendale Retirement Plan.

Senior Notes

     Entities affiliated with us or Brett Wilcox, who is our chairman of the board and chief executive officer and sole shareholder, may invest in an entity that would purchase some of our first mortgage notes. Whether such an investment is made depends on tax and legal considerations as well as economic analysis.

Analysis of Cash Flows

     Our statement of cash flows for the periods indicated are summarized below:

	Nine Months Ended
	September 30,

	2000	2001

Net cash provided by operating activities	$4,380	$65,611
Net cash used in investing activities	(21,624)	(10,285)
Net cash provided by (used in) financing activities	17,254	(33,026)
Increase in cash	10	22,300

     Net cash provided by operating activities was $65.6 million for the nine months ended September 30, 2001, and $4.4 million for the nine months ended September 30, 2000. The net cash provided by operating activities during the nine months ended September 30, 2001 was primarily attributable to cash provided by our net income, as adjusted for non-cash charges, of $21.6 million. For the nine months ended September 30, 2001, our net loss was $(1.4) million, depreciation and amortization was $20.9 million and other non-cash adjustments totaled $2.1 million. Additionally, changes in working capital provided net cash of $44.0 million, of which $41.4 million related to receivables and $21.0 million related to inventories, and offsetting was $34.1 million related to payables, all of which were due to the partial curtailment of operations.

     The net cash used in operating activities during the nine months ended September 30, 2000 of $4.4 million was attributable to cash provided by our net income, as adjusted for non-cash charges of $14.0 million. In addition, changes in working capital used net cash of $9.6 million. The increase in working capital was primarily due to the transition from the Glencore tolling arrangement with related impacts on receivables, inventories and payables.

     Net cash used in investing activities was $10.3 million and $21.6 million in the nine months ended September 30, 2001 and September 30, 2000, respectively. Cash used in investing activities in the nine months ended September 30, 2001 was primarily attributable to capital expenditures of $9.7 million, of which $700,000 related to the facilities investment program, $2.8 million related to capitalization of cell-relining costs, and $6.2 million related to routine, ongoing maintenance of the facilities. Cash used in investing activities in the nine months ended September 30, 2000 was primarily attributable to capital expenditures of $21.7 million.

     Net cash used in financing activities was $33.0 million in the nine months ended September 30, 2001, compared to net cash provided by financing activities of $17.3 million in the nine months ended

September 30, 2000. Net cash used in financing activities in the nine months ended September 30, 2001 was primarily attributable to net repayments of $21.4 million under our credit facility, redemption of preferred stock and payment of the related dividends of $5.0 million, and a distribution to our sole shareholder of $4.4 million for payment of income taxes. Net cash provided by financing activities in the nine months ended September 30, 2000 was primarily attributable to net borrowings of $16.3 million under our credit facility.

Seasonality and Inflation

     Our results of operations can be affected by seasonal factors, such as substantial increases in the cost of electricity caused by weather related factors. We do not believe inflation has had a material effect on our results for the periods presented.

Effect of Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138 (“SFAS No. 138”), Accounting for Certain Derivative Instruments and Certain Hedging Activities. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 and No. 138 are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We reflected the difference between the fair market value of the derivative instruments and the recorded book value of the derivative instruments as a cumulative effect type adjustment to “accumulated other comprehensive income”.

     We believe that the majority of our non-trading derivative contracts, power purchase agreements and aluminum purchase and sale agreements qualify for the normal purchases and sales exception of SFAS No. 133 and therefore would not be recognized at fair value on the balance sheet. We do, however use certain derivative instruments to limit our exposures to commodity price risk and interest rate risk. Our interest rate swap agreement permits us to limit exposure to interest rate risk and meets the requirements for hedge accounting under SFAS No. 133. We recorded the changes in the fair value of this contract in “accumulated other comprehensive income” on the balance sheet. Aluminum call options entered into to limit exposure to commodity price risk are not accounted for as hedging instruments under SFAS No. 133 and as a result, changes in fair value of these instruments are immediately recognized in income.

     The financial statement impact of recording the SFAS No. 133 transition adjustment on January 1, 2001 is as follows:

Fair value of interest rate swap (liability)	$783,000
Increase in “accumulated other comprehensive income”, net of tax of $122,000	$228,000

     Upon initial adoption of the standard, we recorded a $228,000, net of tax, cumulative effect adjustment to “accumulated other comprehensive income”. This adjustment relates to the fair value of the interest rate swap contract that qualified for cash flow hedge accounting prior to the initial adoption of SFAS No. 133. This amount will reduce interest expense when the related hedged transaction occurs.

     In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations. This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. We do not expect SFAS 141 to have a material effect on our financial position or results of operations.

     In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15, 2001 if their first quarter financial statements have not previously been issued. We are currently analyzing the financial impact that the adoption of SFAS 142 will have on our consolidated financial statements. We will adopt SFAS 142 in the first quarter of 2002. The tests for impairment of assets could require write-down of the carrying value of goodwill and intangible assets, which would adversely affect our ability to meet the covenants of our debt agreements.

     In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standard No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations, which addresses the accounting for legal obligations associated with the retirement of tangible long-lived assets. Under SFAS 143, the fair value of a liability for an asset retirement obligation shall be recognized in the period in which the obligation is incurred. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. We are currently analyzing the financial impact that the adoption of SFAS 143 will have on our consolidated financial statements. We will adopt SFAS 143 on or before January 2003.

     In August 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-lived Assets. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, Accounting for Impairment of Long-lived Assets and Assets to be Disposed of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations —Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS 144 are that it: (1)

removes goodwill from its scope and, therefore, eliminates the requirements of SFAS 121 to allocate goodwill to long-lived assets to be tested for impairment, and (2) describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration or a range is estimated for the amount of possible future cash flows. We are currently analyzing the financial impact that the adoption of SFAS 144 will have on our consolidated financial statements. We will adopt SFAS 144 on or before January 2002.

Forward-Looking Statements

     This report contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this report (see, for example, “-Overview,” “-Historical Electricity Supply, Production Curtailment and Power Remarketing,” “-Energy Development,” “-Labor Issues,” “-Hydro Tolling Agreement” “-Other Developments,” “-Results of Operations,” and “-Liquidity and Capital Resources”). Such statements can be identified by the use of forward looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans,” or “anticipates” or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the following:

•	Fluctuations in the price of primary aluminum;

•	Fluctuations in the market price of electricity;

•	Fluctuation in the price of natural gas necessary for the production of electricity at one or more Northwest Energy projects:

•	Our ability to obtain an affordable and reliable supply of electricity;

•	Our ability to obtain remarketing proceeds from BPA;

•	Servicing our substantial indebtedness;

•	The incurrence of future indebtedness;

•	Redemption of preferred stock and providing liquidity to the Goldendale Retirement Plan, and the potential consequences if that cannot occur in a timely manner;

•	Restrictions on our ability to operate our business imposed by the terms of our indebtedness;

•	The effects of federal and state environmental laws and regulations;

•	The continued viability of the technology used in our smelters;

•	Our ability to operate effectively with and without tolling agreements;

•	Retaining and recruiting key personnel, particularly when both smelters have curtailed operations and when continuing severance benefits may be reduced or terminated;

•	Changes in labor relations with the unions representing our employees and the ability to negotiate new labor agreements that provide operational flexibility;

•	Possible claims and damages associated with an extended curtailment, including, but not limited to, potential breaches of our tolling agreement with Hydro;

•	The timing of the restart of our smelter operations; and

•	The ability of Northwest Energy to enter into joint ventures with suitable partners for development and operation of the various power projects.

     Other factors include the effectiveness of management’s strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements, and changing prices and market conditions. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We manage interest rate risk through the strategic use of fixed and variable interest rate debt and, to a limited extent, interest rate derivatives. At September 30, 2001, our derivative instrument consisted of an interest rate swap agreement that expires in 2003 and effectively fixes our interest rate at 6.4% on a notional principal amount of $20.0 million on our floating rate long-term debt. The agreement requires quarterly cash settlements for interest rate fluctuation outside of the fixed rate.

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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     From time to time, we are involved in various legal proceedings arising from our normal business activities. We believe these legal proceedings, individually or in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows.

     In December 2000, we were designated as a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, and by the State of Oregon under applicable state laws with respect to the Portland Harbor Superfund site in Portland, Oregon. Other PRPs also were so designated. We, along with other PRPs, are participating in the funding of a remedial investigation/feasibility study. We have been contractually designated as a de minimus PRP. We do not anticipate selection of a remedy for several years. We believe any liability of the Company, if any, associated with this matter will be de minimus.

     On April 18, 2001, a Petition for Review under the Northwest Power Act and Suit for Declaratory and Injunctive Relief under 28 U.S.C. Section 2201(a) for Violation of 42 U.S.C. Sections 4321, et seq. was filed against BPA in the United States Court of Appeals for the Ninth Circuit by individuals and the Utility Reform Project. The plaintiffs seek review of contracts that obligate BPA to pay industrial customers for not purchasing or not using power the customer might otherwise purchase from BPA. Our Remarketing Addendum may be included in this group of contracts. The plaintiffs also seek to enjoin BPA from performing or attempting to implement these contracts on the basis that BPA’s conduct in executing these contracts violated the Bonneville Project Act of 1937 and other statutes. We intervened in the case on May 14, 2001. We do not expect the plaintiffs’ lawsuit to have any impact on BPA’s ability to perform under the Remarketing Addendum due to the passage of the applicable statute of limitations, prior favorable court decisions and other factors. Notwithstanding the foregoing, if BPA were enjoined from performing the Remarketing Addendum, our business, financial condition and results of operations would be materially and adversely affected.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

10.1	Form of Indemnity Agreement between the Company and its directors.
10.2	Third Amendment to Glencore Alumina Supply Agreement.

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

Date: November 2, 2001	By:	/s/ William R. Reid

William R. Reid Chief Financial Officer

EXHIBIT INDEX

10.1	Form of Indemnity Agreement between the Company and its directors.
10.2	Third Amendment to Glencore Alumina Supply Agreement.